Form 10-Q
period 2024-03-31
Primerica, Inc.
filed 2024-05-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 34,411,172 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2024	December 31, 2023
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,012,735 in 2024 and $2,935,212 in 2023)	$2,782,140	$2,719,467
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,299,228 in 2024 and $1,334,892 in 2023)	1,376,400	1,386,980
Short-term investments available-for-sale, at fair value (amortized cost: $271 in 2024 and $276 in 2023)	271	276
Equity securities, at fair value (historical cost: $22,775 in 2024 and $27,106 in 2023)	26,647	29,680
Trading securities, at fair value (cost: $3,800 in 2024 and $18,761 in 2023)	3,253	18,383
Policy loans and other invested assets	50,835	51,175
Total investments	4,239,546	4,205,961
Cash and cash equivalents	593,399	613,148
Accrued investment income	24,991	23,958
Reinsurance recoverables	2,920,417	3,015,777
Deferred policy acquisition costs, net	3,503,940	3,447,234
Renewal commissions receivable	176,298	190,258
Agent balances, due premiums and other receivables	287,459	273,066
Goodwill	127,707	127,707
Intangible assets, net (accumulated amortization: $28,875 in 2024 and $26,250 in 2023)	172,400	175,025
Income taxes	120,126	123,514
Operating lease right-of-use assets	52,135	53,693
Other assets	356,025	382,549
Separate account assets	2,334,911	2,395,842
Total assets	$14,909,354	$15,027,732

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,548,050	$6,742,025
Unearned and advance premiums	15,855	14,876
Policy claims and other benefits payable	517,468	513,803
Other policyholders’ funds	421,027	435,094
Note payable	593,909	593,709
Surplus note	1,376,028	1,386,592
Income taxes	197,714	135,247
Operating lease liabilities	60,494	61,358
Other liabilities	581,342	583,434
Payable under securities lending	76,648	99,785
Separate account liabilities	2,334,911	2,395,842
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,723,446	12,961,765
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2024 and 2023; issued and outstanding 34,609 shares in 2024 and 34,996 shares in 2023)	346	350
Paid-in capital	-	-
Retained earnings	2,285,937	2,276,946
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	92,853	(39,086)
Unrealized foreign currency translation gains (losses)	(11,691)	(2,235)
Net unrealized investment gains (losses) on available-for-sale securities	(181,537)	(170,008)
Total stockholders’ equity	2,185,908	2,065,967
Total liabilities and stockholders’ equity	$14,909,354	$15,027,732

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2024	2023
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$841,047	$817,872
Ceded premiums	(409,764)	(405,347)
Net premiums	431,283	412,525
Commissions and fees	255,021	231,547
Investment income net of investment expenses	53,591	47,500
Interest expense on surplus note	(15,785)	(16,435)
Net investment income	37,806	31,065
Realized investment gains (losses)	7	(985)
Other investment gains (losses)	1,298	(3,623)
Investment gains (losses)	1,305	(4,608)
Other, net	17,415	19,507
Total revenues	742,830	690,036

Benefits and expenses:
Benefits and claims	166,321	163,265
Future policy benefits remeasurement (gain) loss	55	559
Amortization of deferred policy acquisition costs	72,049	67,923
Sales commissions	131,138	110,874
Insurance expenses	63,149	61,125
Insurance commissions	9,634	8,138
Contract acquisition costs	13,533	14,984
Interest expense	6,771	6,690
Other operating expenses	100,944	89,536
Total benefits and expenses	563,594	523,094
Income before income taxes	179,236	166,942
Income taxes	41,332	38,843
Net income	$137,904	$128,099

Earnings per share:
Basic earnings per share	$3.94	$3.47
Diluted earnings per share	$3.93	$3.46

Weighted-average shares used in computing earnings per share:
Basic	34,883	36,710
Diluted	34,937	36,804

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2024	2023
	(In thousands)
Net income	$137,904	$128,099
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(14,843)	38,549
Reclassification adjustment for investment (gains) losses included in net income	(7)	3,137
Effect of change in discount rate assumptions on the liability for future policy benefits	168,086	(181,281)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(9,456)	1,020
Total other comprehensive income (loss) before income taxes	143,780	(138,575)
Income tax expense (benefit) related to items of other comprehensive income (loss)	32,826	(29,924)
Other comprehensive income (loss), net of income taxes	110,954	(108,651)
Total comprehensive income (loss)	$248,858	$19,448

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2024	2023
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$350	$368
Repurchases of common stock	(5)	(6)
Net issuance of common stock	1	2
Balance, end of period	346	364

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	14,813	16,622
Net issuance of common stock	(1)	(2)
Repurchases of common stock	(14,812)	(16,620)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	2,276,946	2,153,617
Net income	137,904	128,099
Dividends	(26,256)	(23,910)
Repurchases of common stock	(102,657)	(80,378)
Balance, end of period	2,285,937	2,177,428

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(211,329)	(122,731)
Effect of change in discount rate assumptions on the liability for future policy benefits	131,939	(142,382)
Change in foreign currency translation adjustment	(9,456)	1,020
Change in net unrealized investment gains (losses) during the period	(11,529)	32,711
Balance, end of period	(100,375)	(231,382)

Total stockholders’ equity	$2,185,908	$1,946,410

Dividends declared per share	$0.75	$0.65

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$137,904	$128,099
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	19,794	(9,799)
Deferral of policy acquisition costs	(134,768)	(126,640)
Amortization of deferred policy acquisition costs	72,049	67,923
Change in income taxes	30,335	19,524
Investment (gains) losses	(1,305)	4,608
Accretion and amortization of investments	(1,040)	(309)
Depreciation and amortization	7,165	8,547
Change in reinsurance recoverables	47,987	43,397
Change in agent balances, due premiums and other receivables	(13,444)	(5,486)
Change in renewal commissions receivable	13,961	5,634
Trading securities sold, matured, or called (acquired), net	15,084	(14,808)
Share-based compensation	12,614	12,129
Change in other operating assets and liabilities, net	4,562	43,127
Net cash provided by (used in) operating activities	210,898	175,946

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	-	5,179
Fixed-maturity securities — matured or called	86,418	80,251
Equity securities — sold	-	5
Equity securities — matured or called	4,324	-
Available-for-sale investments acquired:
Fixed-maturity securities	(168,644)	(108,713)
Equity securities — acquired	-	(47)
Purchases of property and equipment and other investing activities, net	(8,386)	(7,861)
Cash collateral received (returned) on loaned securities, net	(23,136)	(26,486)
Sales (purchases) of short-term investments using securities lending collateral, net	23,136	26,486
Net cash provided by (used in) investing activities	(86,288)	(31,186)

Cash flows from financing activities:
Dividends paid	(26,256)	(23,910)
Common stock repurchased	(109,109)	(85,275)
Tax withholdings on share-based compensation	(7,460)	(9,739)
Finance leases	(65)	(68)
Net cash provided by (used in) financing activities	(142,890)	(118,992)
Effect of foreign exchange rate changes on cash	(1,469)	82
Change in cash and cash equivalents	(19,749)	25,850
Cash and cash equivalents, beginning of period	613,148	489,240
Cash and cash equivalents, end of period	$593,399	$515,090

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading provider of financial products and services to middle-income households in the United States and Canada through a network of independent contractor sales representatives (“independent sales representatives” or “independent sales force”). We assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments and other financial products, which we distribute primarily on behalf of third parties. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd.; PFS Investments Inc., an investment products company and broker-dealer; and Primerica Health, Inc, a holding company for our senior health operations, which includes e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), which markets Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries through its licensed health insurance agents. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. Vidalia Re, Inc. (“Vidalia Re”) is a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Vidalia Re has entered into a separate coinsurance agreement with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Vidalia Re (the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2024 and December 31, 2023, the statements of income, comprehensive income, and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”).

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), liability for future policy benefits (“LFPB”) and corresponding amounts recoverable from reinsurers, renewal commissions receivable, income taxes, and valuation of intangible assets and goodwill. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those entities required to be consolidated under U.S. GAAP. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.

Changes to Accounting Policies. All significant accounting policies remain unchanged from the 2023 Annual Report unless otherwise described.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

Correction of Immaterial Errors on Previously Issued Financial Statements. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the Company identified immaterial errors in amounts presented in the unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“Previously-reported Financial Statements”) related to the measurement of reinsurance recoverables and DAC in conjunction with the adoption of Accounting Standard Update No. 2018-12, Financial Services—Insurance (Topic 944)—Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”). The resulting impact to our unaudited condensed consolidated statement of income for the three months ended March 31, 2023 was an overstatement of benefits and claims, an understatement of future policy benefits remeasurement loss and an understatement of DAC amortization along with the related income tax impact that netted to cause an understatement of net income.

In accordance with FASB ASC 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these errors quantitatively and qualitatively and concluded that these prior period errors were immaterial to the Previously-reported Financial Statements. As such, the Company revised the prior period financial information included in the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2023, initially presented in the Previously-reported Financial Statements, to correct these errors. The revisions resulted in an increase to net income of $3.0 million, or 2.4%, and increases to each of basic and diluted earnings per share of $0.08, or 2.4% in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2023 compared with the Previously-reported Financial Statements. Prior period information included in the notes herein to the accompanying unaudited condensed consolidated financial statements have also been revised as needed.

These errors were specifically related to the Company’s accounting estimates under LDTI and no financial statements prior to the adoption of LDTI were affected. Management detected and corrected these errors during the second quarter of 2023 as previously disclosed, and the errors do not affect financial information subsequent to the date of the Previously-reported Financial Statements.

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

In addition, in March 2024, the SEC issued final rules that include updates to Regulation S-X for climate-related disclosures (the “Climate-Related Disclosures rule”). The Climate-Related Disclosures rule is currently stayed pending the completion of judicial review. The Climate-Related Disclosures rule requires a registrant to disclose in the notes to the financial statements (1) expenditures and losses, and capitalized costs and charges in each case excluding recoveries, incurred or recognized during a fiscal year as a result of severe weather events and other natural conditions; and (2) where material to a company's plan to achieve disclosed climate-related targets or goals, information regarding carbon offsets and renewable energy credits. The adoption of the Climate-Related Disclosures rule will impact our disclosures and may require changes to certain of our processes, systems, and controls. We are currently evaluating existing processes and data to determine what changes may be necessary. If the stay is lifted, the updates to Regulation S-X included in the Climate-Related Disclosures rule would be effective for the Company’s Form 10-K for the fiscal year ending December 31, 2025.

Recently issued accounting guidance not discussed above is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Segment and Geographical Information

Segments. We have three primary operating segments – Term Life Insurance, Investment and Savings Products, and Senior Health. We also have a Corporate and Other Distributed Products segment.

Notable information included in profit or loss by segment was as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Revenues:
Term life insurance segment	$440,412	$421,069
Investment and savings products segment	243,716	210,202
Senior health segment	6,880	18,710
Corporate and other distributed products segment	51,822	40,055
Total revenues	$742,830	$690,036

Net investment income:
Term life insurance segment	$-	$-
Investment and savings products segment	-	-
Senior health segment	-	-
Corporate and other distributed products segment	37,806	31,065
Total net investment income	$37,806	$31,065

Amortization of DAC:
Term life insurance segment	$70,491	$66,068
Investment and savings products segment	1,201	1,493
Senior health segment	-	-
Corporate and other distributed products segment	357	362
Total amortization of DAC	$72,049	$67,923

Non-cash share-based compensation expense:
Term life insurance segment	$2,142	$1,850
Investment and savings products segment	1,039	993
Senior health segment	99	160
Corporate and other distributed products segment	9,334	9,071
Total non-cash share-based compensation expense	$12,614	$12,074

Income (loss) before income taxes:
Term life insurance segment	$138,367	$130,541
Investment and savings products segment	65,562	56,106
Senior health segment	(14,153)	(3,762)
Corporate and other distributed products segment	(10,540)	(15,943)
Total income (loss) before income taxes	$179,236	$166,942

Total assets by segment were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Assets:
Term life insurance segment	$6,514,070	$6,543,923
Investment and savings products segment (1)	2,484,768	2,537,079
Senior health segment	404,888	419,110
Corporate and other distributed products segment	5,505,628	5,527,620
Total assets	$14,909,354	$15,027,732
(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $149.9 million and $141.3 million as of March 31, 2024 and December 31, 2023, respectively.

Geographical Information. Results of operations by country and long-lived assets – primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets – were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Revenues by country:
United States	$647,342	$603,850
Canada	95,488	86,186
Total revenues	$742,830	$690,036

	March 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets by country:
United States	$38,575	$35,434
Canada	2,490	2,636
Other	188	197
Total long-lived assets	$41,253	$38,267

(3) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,378	$11	$(514)	$9,875
Foreign government	168,671	656	(10,507)	158,820
States and political subdivisions	144,543	575	(14,894)	130,224
Corporates	1,778,147	10,844	(126,858)	1,662,133
Residential mortgage-backed securities	513,935	1,089	(68,039)	446,985
Commercial mortgage-backed securities	123,895	120	(12,911)	111,104
Other asset-backed securities	273,166	1,039	(11,206)	262,999
Total fixed-maturity securities	3,012,735	14,334	(244,929)	2,782,140
Short-term investments	271	-	-	271
Total fixed-maturity and short-term investments	$3,013,006	$14,334	$(244,929)	$2,782,411

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,974	$18	$(476)	$9,516
Foreign government	170,354	1,616	(8,588)	163,382
States and political subdivisions	145,779	891	(14,681)	131,989
Corporates	1,723,023	14,787	(120,286)	1,617,524
Residential mortgage-backed securities	499,771	1,688	(63,928)	437,531
Commercial mortgage-backed securities	127,454	156	(15,443)	112,167
Other asset-backed securities	258,857	763	(12,262)	247,358
Total fixed-maturity securities	2,935,212	19,919	(235,664)	2,719,467
Short-term investments	276	-	-	276
Total fixed-maturity and short-term investments	$2,935,488	$19,919	$(235,664)	$2,719,743

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of March 31, 2024 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$220,907	$218,962
Due after one year through five years	731,699	702,785
Due after five years through 10 years	794,837	718,088
Due after 10 years	354,296	321,217
	2,101,739	1,961,052
Mortgage- and asset-backed securities	910,996	821,088
Total AFS fixed-maturity securities	$3,012,735	$2,782,140

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	March 31, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$3,800	$3,253	$18,761	$18,383

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

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2024, the LLC Note had an estimated unrealized holding loss of $77.2 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 15 (Debt) for more information on the Surplus Note.

As of March 31, 2024 and December 31, 2023, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $7.7 million and $7.3 million as of March 31, 2024 and December 31, 2023, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $76.6 million and $99.8 million as of March 31, 2024 and December 31, 2023, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Fixed-maturity securities (available-for-sale)	$29,936	$25,806
Fixed-maturity security (held-to-maturity)	15,785	16,435
Equity securities	390	380
Policy loans and other invested assets	461	(71)
Cash, cash equivalents and short-term investments	6,982	5,128
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,174	2,049
Gross investment income	55,728	49,727
Investment expenses	(2,137)	(2,227)
Investment income net of investment expenses	53,591	47,500
Interest expense on surplus note	(15,785)	(16,435)
Net investment income	$37,806	$31,065
(1)
Includes $(0.1) million and $(0.3) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2024 and 2023, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed-maturity securities	$7	$49
Gross losses from sales of available-for-sale fixed-maturity securities	-	(1,034)
Net realized investment gains (losses):	7	(985)
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	-	(2,160)
Market gains (losses) recognized in net income during the period on equity securities	1,296	(1,475)
Gains (losses) from equity method investments	-	-
Gains (losses) from bifurcated options	(5)	8
Gains (losses) on trading securities	7	4
Other investment gains (losses):	1,298	(3,623)
Investment gains (losses)	$1,305	$(4,608)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Proceeds from sales or other redemptions	$86,418	$85,430

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,880	$(24)	$7,674	$(490)
Foreign government	37,766	(644)	101,380	(9,863)
States and political subdivisions	7,956	(98)	106,771	(14,796)
Corporates	133,934	(1,582)	1,196,896	(125,276)
Residential mortgage-backed securities	32,912	(446)	350,716	(67,593)
Commercial mortgage-backed securities	2,010	(8)	98,186	(12,903)
Other asset-backed securities	45,700	(208)	130,782	(10,998)
Total fixed-maturity securities	$262,158	$(3,010)	$1,992,405	$(241,919)

	December 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$9,188	$(476)
Foreign government	17,209	(62)	104,827	(8,526)
States and political subdivisions	4,883	(46)	107,021	(14,635)
Corporates	39,783	(907)	1,231,694	(119,379)
Residential mortgage-backed securities	14,872	(142)	360,987	(63,786)
Commercial mortgage-backed securities	4,721	(107)	97,417	(15,336)
Other asset-backed securities	41,417	(159)	136,841	(12,103)
Total fixed-maturity securities	$122,885	$(1,423)	$2,047,975	$(234,241)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,499.5 million and $2,406.5 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We did not recognize any credit losses on AFS securities for the three months ended March 31, 2024. We recognized $2.2 million for credit losses on AFS securities for the three months ended March 31, 2023 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income was $26.4 million as of each of March 31, 2024 and December 31, 2023. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,875	$-	$9,875
Foreign government	-	158,820	-	158,820
States and political subdivisions	-	130,224	-	130,224
Corporates	3,946	1,658,187	-	1,662,133
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	446,985	-	446,985
Commercial mortgage-backed securities	-	111,104	-	111,104
Other asset-backed securities	-	262,999	-	262,999
Total available-for-sale fixed-maturity securities	3,946	2,778,194	-	2,782,140
Short-term investments	-	271	-	271
Total available-for-sale securities	3,946	2,778,465	-	2,782,411
Equity securities	24,038	978	1,631	26,647
Trading securities	-	3,253	-	3,253
Cash and cash equivalents	593,399	-	-	593,399
Separate accounts	-	2,334,911	-	2,334,911
Total fair value assets	$621,383	$5,117,607	$1,631	$5,740,621
Fair value liabilities:
Separate accounts	$-	$2,334,911	$-	$2,334,911
Total fair value liabilities	$-	$2,334,911	$-	$2,334,911

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,516	$-	$9,516
Foreign government	-	163,382	-	163,382
States and political subdivisions	-	131,989	-	131,989
Corporates	3,951	1,613,573	-	1,617,524
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	437,531	-	437,531
Commercial mortgage-backed securities	-	112,167	-	112,167
Other asset-backed securities	-	246,858	500	247,358
Total available-for-sale fixed-maturity securities	3,951	2,715,016	500	2,719,467
Short-term investments	-	276	-	276
Total available-for-sale securities	3,951	2,715,292	500	2,719,743
Equity securities	27,062	974	1,644	29,680
Trading securities	-	18,383	-	18,383
Cash and cash equivalents	613,148	-	-	613,148
Separate accounts	-	2,395,842	-	2,395,842
Total fair value assets	$644,161	$5,130,491	$2,144	$5,776,796
Fair value liabilities:
Separate accounts	$-	$2,395,842	$-	$2,395,842
Total fair value liabilities	$-	$2,395,842	$-	$2,395,842

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Level 3 assets, beginning of period	$2,144	$1,710
Net unrealized gains (losses) included in other comprehensive income	4	-
Realized gains (losses) and accretion (amortization) recognized in earnings	(13)	(17)
Purchases	-	2,316
Sales	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	(504)	-
Level 3 assets, end of period	$1,631	$4,009

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2024 and 2023.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2024		December 31, 2023
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,782,140	$2,782,140	$2,719,467	$2,719,467
Fixed-maturity security (held-to-maturity) (1)	1,376,400	1,299,228	1,386,980	1,334,892
Short-term investments (available-for-sale)	271	271	276	276
Equity securities	26,647	26,647	29,680	29,680
Trading securities	3,253	3,253	18,383	18,383
Policy loans (1)	39,052	39,052	38,975	38,975
Deposit asset underlying 10% coinsurance agreement (1)	182,684	182,684	187,377	187,377
Separate accounts	2,334,911	2,334,911	2,395,842	2,395,842
Liabilities:
Note payable (2) (3)	$593,909	$498,401	$593,709	$508,832
Surplus note (1) (2)	1,376,028	1,296,276	1,386,592	1,329,159
Separate accounts	2,334,911	2,334,911	2,395,842	2,395,842
(1)
Classified as a Level 3 fair value measurement.
(2)
Carrying value amounts shown are net of unamortized issuance costs.
(3)
Classified as a Level 2 fair value measurement.

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

Details on in-force life insurance were as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Direct life insurance in-force	$949,216,091	$946,756,416
Amounts ceded to other companies	(811,072,619)	(810,145,801)
Net life insurance in-force	$138,143,472	$136,610,615
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2024 and 2023 were $357.0 million and $338.9 million, respectively.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	March 31, 2024		December 31, 2023
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life and Health America, Inc. (Novated from Pecan Re Inc.) (1)	$2,215,368	A+	$2,271,223	A+
Munich Re of Malta (1) (2)	229,847	NR	243,890	NR
SCOR Global Life Reinsurance Companies (3)	147,608	A	160,381	A
American Health and Life Insurance Company (1)	136,886	B++	141,771	B++
Munich American Reassurance Company	46,557	A+	50,273	A+
Swiss Re Life & Health America Inc. (4)	44,090	A+	43,873	A+
RGA Reinsurance Company	43,201	A+	43,188	A+
Korean Reinsurance Company	40,133	A	41,373	A
All other reinsurers	17,775	-	20,925	-
Allowance for credit losses	(1,048)		(1,120)
Reinsurance recoverables	$2,920,417		$3,015,777

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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Balance, beginning of period	$1,120	$2,936
Current period provision for expected credit losses	(72)	627
Balance, at the end of period	$1,048	$3,563

(6) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Three months ended		Year ended
	March 31, 2024		December 31, 2023
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
DAC balance, beginning of period	$3,366,281	$63,029	$3,106,148	$62,341
Capitalization	135,959	902	521,718	4,353
Amortization	(70,491)	(1,201)	(268,803)	(5,479)
Foreign exchange translation and other	(6,560)	(1,651)	7,218	1,814
DAC balance, at the end of period	$3,425,189	$61,079	$3,366,281	$63,029

Reconciliation of DAC by product was as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$3,425,189	$3,366,281
Segregated Funds (Canada)	61,079	63,029
Other	17,672	17,924
Total DAC, net	$3,503,940	$3,447,234

There were no changes to the judgments, assumptions and methods used to amortize DAC during the three months ended March 31, 2024 and 2023.

(7) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	March 31, 2024	December 31, 2023
	(In thousands)
Fixed-income securities	$802,655	$876,524
Equity securities	1,472,006	1,436,122
Cash and cash equivalents	73,053	87,530
Due to/from funds	(12,824)	(4,357)
Other	21	23
Total separate account assets	$2,334,911	$2,395,842

The following table represents the balances of and changes in separate account liabilities:

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
	(In thousands)
Separate account liabilities balance, beginning of period	$2,395,842	$2,305,717
Premiums and deposits	55,773	186,631
Surrenders and withdrawals	(126,228)	(343,473)
Investment performance	87,443	245,565
Management fees and other charges	(15,115)	(62,159)
Foreign exchange translation	(62,804)	63,561
Separate account liabilities balance, end of period	$2,334,911	$2,395,842
Cash surrender value	$2,300,124	$2,354,813

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

(8) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Policy claims and other benefits payable, beginning of period	$513,803	$538,250
Less reinsured policy claims and other benefits payable	534,674	542,613
Net balance, beginning of period	(20,871)	(4,363)
Incurred related to current year	69,021	65,820
Incurred related to prior years (1)	(3,967)	(2,732)
Total incurred	65,054	63,088
Claims paid related to current year, net of reinsured policy claims received	(126,076)	(141,557)
Reinsured policy claims received related to prior years, net of claims paid	40,499	8,422
Total paid	(85,577)	(133,135)
Foreign currency translation	(250)	38
Net balance, end of period	(41,644)	(74,372)
Add reinsured policy claims and other benefits payable	559,112	572,855
Balance, end of period	$517,468	$498,483
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

(9) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,977,353	$13,053,386
Balance at original discount rate, beginning of period	14,012,553	13,521,221
Effect of changes in cash flow assumptions	-	(5,364)
Effect of actual variances from expected experience	(68,167)	(229,884)
Adjusted balance, beginning of period	13,944,386	13,285,973
Issuances	495,614	1,836,290
Interest accrual at original discount rate	151,049	544,806
Net premiums collected	(429,268)	(1,682,924)
Foreign currency translation	(28,030)	28,408
Expected net premiums at original discount rate, end of period	14,133,751	14,012,553
Effect of changes in discount rate assumptions	(295,046)	(35,200)
Expected net premiums at then current discount rate, end of period	$13,838,705	$13,977,353

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,508,435	$19,143,253
Balance at original discount rate, beginning of period	20,391,694	19,706,818
Effect of changes in cash flow assumptions	-	(7,254)
Effect of actual variances from expected experience	(56,046)	(225,539)
Adjusted balance, beginning of period	20,335,648	19,474,025
Issuances	498,175	1,840,996
Interest accrual at original discount rate	228,641	856,727
Benefit payments	(490,713)	(1,823,542)
Foreign currency translation	(42,811)	43,488
Expected future policy benefits at original discount rate, end of period	20,528,940	20,391,694
Effect of changes in discount rate assumptions	(346,242)	116,741
Expected future policy benefits at then current discount rate, end of period	$20,182,698	$20,508,435

LFPB	$6,343,993	$6,531,082
Less: reinsurance recoverables	2,905,537	3,001,074
Net LFPB, after reinsurance recoverables	$3,438,456	$3,530,008
Weighted-average duration of net LFPB (in years)	7.9	7.9

During the three months ended March 31, 2024 and March 31, 2023, experience variances in persistency and mortality resulted in remeasurement losses of $0.1 million and $0.6 million, respectively. The impact of experience variances in persistency and mortality during each period was largely offset by reinsurance. There were no changes to the inputs, judgments, assumptions, and methods used in measuring the LFPB during the three months ended March 31, 2024 and March 31, 2023.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three months ended March 31, 2024 and 2023.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$6,343,993	$6,531,082
Other	204,057	210,943
Total	$6,548,050	$6,742,025

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$2,905,537	$3,001,074
Other	14,880	14,703
Total	$2,920,417	$3,015,777

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	March 31, 2024		December 31, 2023
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,603,218	$20,182,699	$33,342,272	$20,508,435
Expected future gross premiums	$38,929,359	$26,337,620	$38,701,869	$26,687,880

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Term Life Insurance
Gross premiums	$836,322	$812,880
Interest accretion (expense)	$(77,593)	$(76,684)

The weighted-average discount rates were as follows:

	March 31, 2024	December 31, 2023
Term Life Insurance
Original discount rate	4.88%	4.93%
Current discount rate	5.22%	4.91%

There were no changes to the methods used to determine the discount rates during the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

(10) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Three months ended March 31,
	2024	2023
	(In thousands)
Common stock, beginning of period	$34,996	$36,824
Shares of common stock issued upon exercise of stock options	-	43
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	110	129
Common stock retired	(497)	(589)
Common stock, end of period	$34,609	$36,407

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2024, we had a total of 223,730 RSUs and 58,619 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 12 (Share-Based Transactions) for discussion of the PSU award structure.

On November 16, 2023, our Board of Directors authorized a share repurchase program for up to $425.0 million of our outstanding common stock for purchases from November 16, 2023 through December 31, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 465,938 shares of our common stock in the open market for an aggregate purchase price of $109.1 million through March 31, 2024. Approximately $315.9 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2024.

(11) Earnings Per Share

The Company has outstanding common stock and equity awards that consist of RSUs and PSUs. All previously remaining outstanding stock options were exercised during the year ended December 31, 2023. The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2024	2023
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$137,904	$128,099
Income attributable to unvested participating securities	(572)	(579)
Net income used in calculating basic EPS	$137,332	$127,520
Denominator:
Weighted-average vested shares	34,883	36,710
Basic EPS	$3.94	$3.47

Diluted EPS:
Numerator:
Net income	$137,904	$128,099
Income attributable to unvested participating securities	(572)	(578)
Net income used in calculating diluted EPS	$137,332	$127,521
Denominator:
Weighted-average vested shares	34,883	36,710
Dilutive effect of incremental shares to be issued for contingently-issuable shares	54	94
Weighted-average shares used in calculating diluted EPS	34,937	36,804
Diluted EPS	$3.93	$3.46

(12) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board of Directors, and sales force leaders. For more information on equity awards granted under the OIP, see Note 15 (Share-Based Transactions) to our consolidated financial statements within our 2023 Annual Report.

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Equity awards expense recognized	$12,614	$12,125
Equity awards expense deferred	2,199	2,523

On February 16, 2024, the Compensation Committee of our Board of Directors granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•
48,998 RSUs awarded to management with a measurement-date fair value of $244.89 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.
•
15,005 PSUs awarded to our five top executives as of that date with a measurement-date fair value of $244.89 per unit. The PSUs will be earned on March 1, 2027 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2024 through December 31, 2026. The actual number of common shares that will be earned will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 22,507 shares.

All awards granted to employees on February 16, 2024 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be earned for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth for the performance period even if that employee retires prior to the completion of such relevant three-year performance period.

(13) Commitments and Contingent Liabilities

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

(14) Other Comprehensive Income

The components of other comprehensive income (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(9,456)	$1,020
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(9,456)	$1,020
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(14,843)	$38,549
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(3,320)	8,316
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(11,523)	30,233

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(7)	3,137
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(1)	659
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(6)	2,478
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(11,529)	$32,711
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$168,086	$(181,281)
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	36,147	(38,899)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$131,939	$(142,382)

(15) Debt

Notes Payable. As of March 31, 2024, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of March 31, 2024, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three months ended March 31, 2024.

Further discussion on the Company’s Senior Notes is included in Note 11 (Debt) to our consolidated financial statements within our 2023 Annual Report.

Surplus Note. As of March 31, 2024, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three months ended March 31, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2024.

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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 19 (Revenue from Contracts with Customers) to our consolidated financial statements within our 2023 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,649	$12,233
Total segment revenues from contracts with customers	12,649	12,233
Revenues from sources other than contracts with customers	427,763	408,836
Total Term Life Insurance segment revenues	$440,412	$421,069

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$88,746	$72,388
Asset-based revenues	114,699	98,104
Account-based revenues	23,180	22,790
Other, net	3,258	3,120
Total segment revenues from contracts with customers	229,883	196,402
Revenues from sources other than contracts with customers (segregated funds)	13,833	13,800
Total Investment and Savings Products segment revenues	$243,716	$210,202

Senior Health segment revenues:
Commissions and fees	$6,077	$15,755
Other, net	803	2,955
Total Senior Health segment revenues	$6,880	$18,710

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$8,486	$8,710
Other, net	705	1,199
Total segment revenues from contracts with customers	9,191	9,909
Revenues from sources other than contracts with customers	42,631	30,146
Total Corporate and Other Distributed Products segment revenues	$51,822	$40,055

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

Activity in the Renewal commissions receivable account was as follows:

	Three months ended March 31,
	2024	2023
	(In thousands)
Senior Health segment:
Balance, beginning of period	$128,886	$139,399
Commissions revenue	6,324	9,062
Less: collections	(11,436)	(14,262)
Tail revenue adjustment from change in estimate	(7,841)	-
Balance, at the end of period	$115,933	$134,199

Corporate and Other Distributed Products segment:
Balance, beginning of period	$61,372	$60,644
Commissions revenue	5,039	5,370
Less: collections	(6,046)	(5,804)
Balance, at the end of period	$60,365	$60,210

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(17) Subsequent Event

In April 2024, the Company executed agreements providing for the payment of certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company will recognize a gain in earnings during the three months ended June 30, 2024 of $50.0 million, which is equal to the aggregate proceeds to be received from the third party insurers under the policy, reflecting the full coverage under the policy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2023 to March 31, 2024. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2023 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Term Life Insurance. We distribute the term life insurance products that we underwrite through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Policies remain in-force until the expiration of the coverage period or until the policyholder ceases to make premium payments. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. In addition, we incur significant up-front costs in acquiring new insurance business.

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

Senior Health. In the United States, we distribute Medicare-related insurance products to eligible Medicare beneficiaries and enroll eligible Medicare beneficiaries in coverage utilizing licensed health insurance agents through our subsidiary, e-TeleQuote Insurance, Inc. (“e-TeleQuote”) (dba easyMed Insurance Services). The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred up front when policy applications are approved and include costs associated with generating or acquiring leads, as well as fees paid to Primerica Senior Health certified independent sales representatives, and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of the Company. We receive compensation from the third-party health insurance carriers in the form of initial commissions when eligible Medicare beneficiaries are enrolled and renewal commissions upon the anniversary of the effective date, for as long as policies remain in-force.

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

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the results of our business for all amounts translated and reported in U.S. dollars.

Significant volatility in capital markets in recent periods has continued to impact our business. Volatility in capital markets has influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 has largely driven the unrealized losses that have accumulated in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement as we have the ability to hold these investments until maturity or a market price recovery, and we have no present intention to dispose of them. Increased interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Significant inflation that followed the peak of the COVID-19 pandemic has led to an elevated cost of living for middle-income families. We believe that the elevated cost of living has adversely impacted persistency for term life insurance policies. While the rate of inflation has been normalizing from its peak in 2022, lapses of term life insurance policies have remained above long-term historical levels. The continuation of the elevated cost of living could adversely impact demand for our products.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended March 31,
	2024	2023
New recruits	110,710	93,540
New life-licensed independent sales representatives	12,949	11,118

The number of new recruits increased during the three months ended March 31, 2024 compared to the same period in 2023. The Company has experienced increased recruiting as the size of the sales force grows. In addition, positive sentiment regarding interest in our business opportunity along with the demand for supplemental income likely contributed to the increase in recruiting.

New life-licensed independent sales representatives increased during the three months ended March 31, 2024 compared to the same period in 2023 as the pipeline of recruits has increased year-over-year.

The size of the life-licensed independent sales force was as follows:

	March 31, 2024	March 31, 2023
Life-licensed independent sales representatives, at period end	142,855	136,430

The number of life-licensed independent sales representatives increased as of March 31, 2024, reflecting the strong recruiting and licensing activity discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24), were as follows:

	Three months ended March 31,
	2024	2023
Average number of life-licensed independent sales representatives	141,855	135,366
Number of new policies issued	86,587	84,561
Average monthly rate of new policies issued per life-licensed independent sales representative	0.20	0.21

The average number of life-licensed independent sales representatives increased for the three months ended March 31, 2024 from the same period in 2023 as a result of strong recruiting and licensing activity that drove growth in the size of the sales force as discussed above.

New policies issued during the three months ended March 31, 2024 increased compared to the same period in 2023 primarily due to year-over-year growth in the number of life-licensed independent sales representatives.

Productivity in the three months ended March 31, 2024 and 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$944,609		$916,808
Net change in face amount:
Issued face amount	28,725	3%	28,124	3%
Terminations	(23,323)	(2)%	(22,211)	(2)%
Foreign currency	(2,911)	*	124	*
Net change in face amount	2,491	*	6,037	*
Face amount in force, end of period	$947,100		$922,845

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three months ended March 31, 2024 as the face amount issued continued to exceed the face amount terminated. Issued face amount during the three months ended March 31, 2024 increased slightly due to the increase in the number of new policies issued as discussed above. Policy terminations increased slightly year-over-year but were consistent when measured as a percentage of beginning face amount in force. Policy terminations were elevated in both periods with the high cost of living a likely key contributing factor.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,162	$972	$190	20%
Canada retail mutual funds - with up-front sales commissions	180	150	30	20%
Annuities and other	837	637	200	31%
Total sales-based revenue generating product sales	2,179	1,759	420	24%
Managed investments	371	306	65	21%
Canada retail mutual funds - no up-front sales commissions	197	183	14	8%
Segregated funds	23	52	(29)	(56)%
Total product sales	$2,770	$2,300	$470	20%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$96,735		$83,949
Net change in asset values:
Inflows	2,770	3%	2,300	3%
Redemptions	(2,497)	(3)%	(1,658)	(2)%
Net flows	273	*	642	*
Change in fair value, net	6,724	7%	3,014	4%
Foreign currency, net	(392)	*	16	*
Net change in asset values	6,605	7%	3,672	4%
Asset values, end of period	$103,340		$87,621

* Less than 1%.

Average client asset values were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$49,013	$42,097	$6,916	16%
Canada retail mutual funds	12,850	11,345	1,505	13%
Annuities and other	26,489	23,473	3,016	13%
Managed investments	8,806	7,338	1,468	20%
Segregated funds	2,344	2,329	15	*
Total average client asset values	$99,502	$86,582	$12,920	15%

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2024	2023	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,359	2,316	43	2%
Recordkeeping only	847	829	18	2%
Total average number of fee-generating positions	3,206	3,145	61	2%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2024

Product sales. Investment and savings product sales increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increased demand across all product lines except for Canadian segregated funds. The increase in demand by investors is likely driven by strong equity market performance in the period leading up to and including the first quarter of 2024. Marginally offsetting the increase in product sales were lower year-over-year sales of Canadian segregated funds, as the Company discontinued sales of investments in new Canadian segregated funds accounts in 2023 due to new regulations in Canada. Refer to the MD&A section of the 2023 Annual Report for more information on regulations impacting Canadian segregated funds.

Rollforward of client asset values. Ending client asset values increased during the three months ended March 31, 2024 and the three months ended March 31, 2023 primarily due to the difference in market performance during each respective period.

Average client asset values. Average client asset values increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by the timing and changes in market conditions that affected the balance of client assets during each period combined with the impact of continued positive net flows between the periods.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Senior Health Key Performance Indicators.

Submitted Policies, Approved Policies and Policies Sourced by Primerica Independent Sales Representatives

Submitted policies. Submitted policies represent the number of completed applications that the applicants have authorized e-TeleQuote to submit to the health insurance carriers. The applicant may need to take additional action, including providing subsequent information, before the application is reviewed by the health insurance carrier.

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

Policies sourced by Primerica independent sales representatives. Primerica independent sales representatives become certified to refer eligible Medicare participants to e-TeleQuote licensed health insurance agents for potential enrollment in policies distributed by e-TeleQuote after completion of a brief certification course offered by Primerica. The number of submitted policies sourced by Primerica independent sales representatives measures the number of Senior Health policies submitted by e-TeleQuote to its third-party health insurance carriers that originated through the Primerica independent sales force.

The number of Senior Health submitted policies, approved policies, and submitted policies sourced by Primerica independent sales representatives were as follows:

	Three months ended March 31,
	2024	2023
Number of Senior Health submitted policies	16,068	19,826
Number of Senior Health approved policies	15,023	18,413
Submitted policies sourced by Primerica independent sales representatives	2,051	2,073

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

During the three months ended March 31, 2024, the number of submitted and approved policies decreased compared with the three months ended March 31, 2023 primarily due to a decline in the number of e-TeleQuote licensed health insurance agents and the effect of an industry-wide service disruption at a thirty-party service provider that impacted the ability of our licensed health insurance agents to verify certain plan eligibility and levels, which negatively impacted productivity. The number of submitted policies sourced by Primerica independent sales representatives remained relatively consistent during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Lifetime Value of Commissions and Contract Acquisition Costs

Lifetime value of commissions (“LTV”). LTV represents the cumulative total of commissions and administrative fees estimated to be collected over the expected life of a policy for policies approved during the period. For more information on LTV, refer to Note 19 (Revenue from Contracts with Customers) of our consolidated financial statements within our 2023 Annual Report and the Factors Affecting our Results – Senior Health Segment section of MD&A included elsewhere in this report.

Contract acquisition costs (“CAC”). CAC represents the total direct costs incurred to acquire approved policies. CAC are primarily comprised of the costs associated with generating or acquiring leads, including fees paid to Primerica Senior Health certified independent sales representatives, as well as compensation, licensing, and training costs associated with our team of e-TeleQuote licensed health insurance agents in addition to per policy technology costs. The number of e-TeleQuote licensed health insurance agents, agent tenure, attrition rate and productivity all impact CAC. Other than costs incurred to assist beneficiaries who are switching plans with the same health insurance carrier, we incur the entire cost of approved policies prior to enrollment and prior to receiving our first commission-related payment.

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended March 31,
	2024	2023
LTV per approved policy during the period	$926	$856
CAC per approved policy during the period	$901	$814
LTV/CAC per approved policy	1.03	1.05

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through March 31, 2024. LTV per approved policy increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the inclusion of the majority of marketing development revenue in LTV due to changes in carrier contracts, as well as higher commission rates from annual rate increases. Prior to the fourth quarter of 2023, all marketing development revenue received from carriers was recognized in Other, net revenue. The increases in LTV were partially offset by lower renewal retention rates experienced during the three months ended March 31, 2024 due to an increased number of beneficiaries who changed plans, likely driven by improved plan offerings by certain carriers.

CAC per approved policy increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the implementation of a third-party plan enrollment provider and additional investments in onboarding and training new agents.

Regulatory Changes.

Fiduciary standards for investment recommendations. In April 2024, the DOL issued a fiduciary rule package that revises the fiduciary definition and amends certain prohibited transaction exemptions relied on by fiduciaries subject to the Employee Retirement Income Security Act of 1974 for the receipt of compensation. In response to prior rulemakings and guidance, our business already utilizes the DOL’s prohibited transaction exemption established in 2020 for fiduciary recommendations. While its effective date is not until September 2024, we will not make substantial adjustments to our Investment and Savings Products business operations in response to this rule.

Restrictions on compensation models in Canada. In response to regulatory changes in Canada by the Canadian Securities Administrators (“CSA,” the provincial and territorial securities commissions), we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by our independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an up-front sales commission or higher asset-based commissions over time. Although we received the requisite approval, the CSA, as they indicated to us at the outset, is closely examining the model, and we expect there will be a public consultation on related sales practices, and may require undertakings or consider future amendments that would require modifications to the model, including with respect to its up-front commission features. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued.

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

Other revenue. Other revenue recognized in the Senior Health segment includes other revenue received for providing marketing services and health risk assessment services to certain health insurance carriers. Marketing development revenue is based on agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with the distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period. Marketing development payments received on a per approved policy basis are recognized in commissions and fees revenue. Health risk assessment services generate revenue from health insurance carriers by collecting information from beneficiaries during the sales process.

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance, Investment and Savings Products, or Senior Health segments), interest expense on notes payable, a redundant reserve financing transaction and our revolving credit facility (“Revolving Credit Facility”), as well as realized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See Note 10 (Stockholders’ Equity), Note 13 (Commitments and Contingent Liabilities), and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2023 Annual Report and Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2023 Annual Report. The most significant items on our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Accounting Policy Changes.

During the three months ended March 31, 2024, there were no changes in accounting methodology for items that we have identified as critical accounting estimates. For additional information regarding our critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2023 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$841,047	$817,872	$23,175	3%
Ceded premiums	(409,764)	(405,347)	4,417	1%
Net premiums	431,283	412,525	18,758	5%
Commissions and fees	255,021	231,547	23,474	10%
Investment income net of investment expenses	53,591	47,500	6,091	13%
Interest expense on surplus note	(15,785)	(16,435)	(650)	(4)%
Net investment income	37,806	31,065	6,741	22%
Realized investment gains (losses)	7	(985)	992	*
Other investment gains (losses)	1,298	(3,623)	4,921	*
Investment gains (losses)	1,305	(4,608)	5,913	*
Other, net	17,415	19,507	(2,092)	(11)%
Total revenues	742,830	690,036	52,794	8%

Benefits and expenses:
Benefits and claims	166,321	163,265	3,056	2%
Future policy benefits remeasurement (gain) loss	55	559	(504)	*
Amortization of DAC	72,049	67,923	4,126	6%
Sales commissions	131,138	110,874	20,264	18%
Insurance expenses	63,149	61,125	2,024	3%
Insurance commissions	9,634	8,138	1,496	18%
Contract acquisition costs	13,533	14,984	(1,451)	(10)%
Interest expense	6,771	6,690	81	1%
Other operating expenses	100,944	89,536	11,408	13%
Total benefits and expenses	563,594	523,094	40,500	8%
Income before income taxes	179,236	166,942	12,294	7%
Income taxes	41,332	38,843	2,489	6%
Net income	$137,904	$128,099	$9,805	8%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2024

Total revenues. Total revenues increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to increases in net premiums earned in our Term Life Insurance segment, commissions and fees earned in our Investment and Savings Products segment, and net investment income and investment gains earned in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 largely due to higher sales commissions in our Investment and Savings Products segment as well as an increase in other operating expenses. Also contributing to the year-over-year increase are higher benefits and claims and DAC amortization in our Term Life Insurance segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate of 23.1% for the three months ended March 31, 2024 was relatively consistent with the effective income tax rate of 23.3% for the three months ended March 31, 2023.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$836,322	$812,880	$23,442	3%
Ceded premiums	(408,559)	(404,044)	4,515	1%
Net premiums	427,763	408,836	18,927	5%
Other, net	12,649	12,233	416	3%
Total revenues	440,412	421,069	19,343	5%
Benefits and expenses:
Benefits and claims	163,847	158,938	4,909	3%
Future policy benefits remeasurement (gain) loss	(319)	1,036	(1,355)	*
Amortization of DAC	70,491	66,068	4,423	7%
Insurance expenses	61,979	59,896	2,083	3%
Insurance commissions	6,047	4,590	1,457	32%
Total benefits and expenses	302,045	290,528	11,517	4%
Income before income taxes	$138,367	$130,541	$7,826	6%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2024

Net premiums. Direct premiums increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $11.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $7.4 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the three month period in 2024 were higher compared to the three month period in 2023 and in line with the growth in the in-force book of business.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement was a gain during the three months ended March 31, 2024 compared to a loss during the three months ended March 31, 2023 and represents differences in experience variances that occurred in each respective period. No significant adjustments have been made in either period.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to higher growth-related and employee-related costs. These increases were partially offset by lower technology costs for the segment as the 2023 period included technology spending associated with the launch of our new term life insurance products.

Insurance commissions. Insurance commissions increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher spending on non-deferrable sales force promotional activities.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$88,746	$72,388	$16,358	23%
Asset-based revenues	128,532	111,904	16,628	15%
Account-based revenues	23,180	22,790	390	2%
Other, net	3,258	3,120	138	4%
Total revenues	243,716	210,202	33,514	16%
Expenses:
Amortization of DAC	1,201	1,493	(292)	(20)%
Insurance commissions	3,400	3,308	92	3%
Sales commissions:
Sales-based	62,814	52,452	10,362	20%
Asset-based	64,208	54,276	9,932	18%
Other operating expenses	46,531	42,567	3,964	9%
Total expenses	178,154	154,096	24,058	16%
Income before income taxes	$65,562	$56,106	$9,456	17%

Results for the Three Months Ended March 31, 2024

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 driven by higher sales-based and asset-based revenues. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and U.S. mutual fund product sales. Higher asset-based revenues were driven by an increase in average client assets in the 2024 period versus the prior year period.

Sales commissions. The increase in sales-based commissions for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was generally in line with the increases in sales-based revenues although modestly lower due to a mix shift towards higher margin variable annuity sales. Asset-based commissions were up for the three months ended March 31, 2024 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to higher growth-related and employee-related costs.

Senior Health Segment. Senior Health segment results were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$6,077	$15,755	$(9,678)	(61)%
Other, net	803	2,955	(2,152)	(73)%
Total revenues	6,880	18,710	(11,830)	(63)%

Benefits and expenses:
Contract acquisition costs	13,533	14,984	(1,451)	(10)%
Other operating expenses	7,500	7,488	12	*
Total benefits and expenses	21,033	22,472	(1,439)	(6)%
Loss before income taxes	$(14,153)	$(3,762)	$10,391	276%

(1)
Includes a negative tail revenue adjustment of $7.8 million for the three months ended March 31, 2024. There was no tail revenue adjustment for the three months ended March 31, 2023.

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2024

Commissions and fees. Commissions and fees decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a $7.8 million negative tail adjustment during the three months ended March 31, 2024 resulting from lower than expected renewals attributable to policy churn at certain health insurance carriers. There was no tail revenue adjustment during the three months ended March 31, 2023. Additionally, approved policy sales volumes were lower in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which also contributed to the reduction in commissions and fees revenue. These decreases were partially offset by higher LTVs per approved policy compared to the prior year period. LTVs per approved policy included most marketing development revenue in 2024 while LTVs in 2023 did not include marketing development revenue based on changes made to contracts with carriers.

Other, net. Other, net decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the change in presentation of approximately $3 million in marketing development revenues in the current period that are now earned on a per policy basis and presented in commissions and fees revenue as part of LTV instead of in Other, net revenue.

Contract acquisition costs. Total CAC decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower approved policy sales volumes partially offset by higher per unit CAC as described earlier in the Business Trends and Conditions section.

Other operating expenses. Other operating expenses did not change significantly during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,725	$4,992	$(267)	(5)%
Ceded premiums	(1,205)	(1,303)	(98)	(8)%
Net premiums	3,520	3,689	(169)	(5)%
Commissions and fees	8,486	8,710	(224)	(3)%
Investment income net of investment expenses	53,591	47,500	6,091	13%
Interest expense on surplus note	(15,785)	(16,435)	(650)	(4)%
Net investment income	37,806	31,065	6,741	22%
Realized investment gains (losses)	7	(985)	992	*
Other investment gains (losses)	1,298	(3,623)	4,921	*
Investment gains (losses)	1,305	(4,608)	5,913	*
Other, net	705	1,199	(494)	(41)%
Total revenues	51,822	40,055	11,767	29%
Benefits and expenses:
Benefits and claims	2,474	4,327	(1,853)	(43)%
Future policy benefits remeasurement (gain) loss	374	(477)	851	*
Amortization of DAC	357	362	(5)	*
Insurance expenses	1,170	1,229	(59)	(5)%
Insurance commissions	187	240	(53)	(22)%
Sales commissions	4,116	4,146	(30)	*
Interest expense	6,771	6,690	81	1%
Other operating expenses	46,913	39,481	7,432	19%
Total benefits and expenses	62,362	55,998	6,364	11%
Income (loss) before income taxes	$(10,540)	$(15,943)	$(5,403)	(34)%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2024

Total revenues. Total revenues increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher net investment income and investment gains. Net investment income increased $3.7 million from higher yields in the invested asset portfolio, $2.0 million from a larger invested asset portfolio, and a $0.1 million higher total return on the deposit asset backing our 10% coinsurance agreement compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains increased during the three months ended March 31, 2024 compared to investment losses during the three months ended March 31, 2023 primarily due to a $1.3 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the 2024 period compared to a $1.5 million negative mark-to-market adjustment during the 2023 period. In addition, there was a $2.2 million credit loss recognized for debt securities associated with a specific issuer that we had designated as intending to sell during the 2023 period.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to higher infrastructure technology costs and employee-related costs. These increases were partially offset by a decrease in benefits and claims as a result of better year-over-year claims experience in our closed blocks of non-term life insurance.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2024, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2024	December 31, 2023
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.7 years	4.7 years
Average book yield of our fixed-maturity portfolio	3.93%	3.83%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2024		December 31, 2023
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$570,438	19%	$556,936	19%
AA	447,746	15%	439,814	15%
A	727,678	24%	735,647	25%
BBB	1,220,606	40%	1,162,279	39%
Below investment grade	49,157	2%	58,221	2%
Not rated	363	*	698	*
Total	$3,015,988	100%	$2,953,595	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	March 31, 2024
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$19,014	$19,935	$(921)	AAA
Province of Ontario Canada	15,555	16,070	(515)	A+
Province of Alberta Canada	14,705	15,803	(1,098)	AA-
Province of Quebec Canada	14,653	15,245	(592)	AA-
ONEOK Inc.	14,080	14,378	(298)	BBB
Realty Income Corp	14,078	15,046	(968)	A-
Ontario Teachers' Pension Plan	12,904	14,340	(1,436)	AA+
Boeing Co	11,753	11,837	(84)	BBB-
Manulife Financial Corp	10,906	11,614	(708)	A
Berkshire Hathaway Inc.	10,658	10,659	(1)	AA
Total – ten largest holdings	$138,306	$144,927	$(6,621)
Total – fixed-maturity securities	$2,785,393	$3,015,988
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of March 31, 2024, the Parent Company had cash and invested assets of $281.1 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the three months ended March 31, 2024, e-TeleQuote generated sufficient cash from operations to fund its operating needs.

Historically, cash flows generated by our businesses, primarily from our existing block of term life insurance policies and our investment and savings products, have provided us with sufficient liquidity to meet our operating requirements. We anticipate that cash flows from our businesses will continue to provide sufficient operating liquidity over the next 12 months.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2024	2023	$
	(In thousands)
Net cash provided by (used in) operating activities	$210,898	$175,946	$34,952
Net cash provided by (used in) investing activities	(86,288)	(31,186)	(55,102)
Net cash provided by (used in) financing activities	(142,890)	(118,992)	(23,898)
Effect of foreign exchange rate changes on cash	(1,469)	82	(1,551)
Change in cash and cash equivalents	$(19,749)	$25,850	$(45,599)

Operating Activities. The increase in cash provided by operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by timing differences of purchases and maturities of trading securities. The impact of differences in the timing of claims payments, income tax remittances, and payments for other expenses during each period largely offset the year-over-year change in cash flows from operating activities between 2024 and 2023.

Investing Activities. Cash used in investing activities increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio. In both periods, cash provided by operating activities was used to fund investment purchases that increased the size of our invested asset portfolio.

Financing Activities. Cash flows used in financing activities increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Contributing to the increase in cash flows used in financing activities was the increase in the size of the share repurchase program in 2024 as well as differences in the timing of share repurchases during each period

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of March 31, 2024, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of March 31, 2024, Primerica Life Canada was in compliance with Canada's minimum capital requirements as defined by OSFI.

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

We have established Vidalia Re as special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Primerica Life has ceded certain term life insurance policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). This redundant reserve financing transaction allows us to more efficiently manage and deploy our capital.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective dates. See Note 4 (Investments), Note 11 (Debt) and Note 17 (Commitments and Contingent Liabilities) to our consolidated financial statements within our 2023 Annual Report for more information on the Vidalia Re Redundant Reserve Financing Transaction.

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of March 31, 2024. No events of default occurred during the three months ended March 31, 2024.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2023.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2024.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2024.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2023 Annual Report.

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
•
Non-compliance with applicable regulations could lead to revocation of our subsidiary's status as a non-bank custodian, which could have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2023. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The Risk Factors contained in our 2023 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2024, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2024	175,404	$217.62	174,646	$387,002,949
February 1 - 29, 2024	146,637	239.29	146,136	352,031,236
March 1 - 31, 2024	174,381	248.26	145,156	315,907,472
Total	496,422	$234.79	465,938	$315,907,472

(1)
Consists of repurchases of (a) 30,484 shares of common stock at an average price of $244.71 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K, except for the following:

•
On March 14, 2024, Glenn Williams, the Company’s Chief Executive Officer, adopted a trading arrangement that provides for the sale of an aggregate of up to 12,000 shares of the Company’s common stock between June 13, 2024 and February 23, 2025.

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

Filed with the Securities and Exchange Commission as part of this Quarterly Report.

101.INS	Inline XBRL Instance Document.	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primerica, Inc.

May 7, 2024	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)