Form 10-Q
period 2024-06-30
Primerica, Inc.
filed 2024-08-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 33,827,541 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2024	December 31, 2023
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,033,914 in 2024 and $2,935,212 in 2023)	$2,796,030	$2,719,467
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,268,174 in 2024 and $1,334,892 in 2023)	1,353,370	1,386,980
Short-term investments available-for-sale, at fair value (amortized cost: $276 in 2023)	-	276
Equity securities, at fair value (historical cost: $22,828 in 2024 and $27,106 in 2023)	26,026	29,680
Trading securities, at fair value (cost: $3,719 in 2024 and $18,761 in 2023)	3,158	18,383
Policy loans and other invested assets	49,791	51,175
Total investments	4,228,375	4,205,961
Cash and cash equivalents	627,292	613,148
Accrued investment income	25,687	23,958
Reinsurance recoverables	2,833,055	3,015,777
Deferred policy acquisition costs, net	3,566,126	3,447,234
Renewal commissions receivable	171,022	190,258
Agent balances, due premiums and other receivables	288,766	273,066
Goodwill	-	127,707
Intangible assets, net (accumulated amortization: $0 in 2024 and $26,250 in 2023)	45,275	175,025
Income taxes	118,379	123,514
Operating lease right-of-use assets	50,646	53,693
Other assets	357,115	382,549
Separate account assets	2,253,966	2,395,842
Total assets	$14,565,704	$15,027,732

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,436,332	$6,742,025
Unearned and advance premiums	17,076	14,876
Policy claims and other benefits payable	478,773	513,803
Other policyholders’ funds	412,570	435,094
Note payable	594,110	593,709
Surplus note	1,353,014	1,386,592
Income taxes	135,049	135,247
Operating lease liabilities	58,756	61,358
Other liabilities	613,303	583,434
Payable under securities lending	90,995	99,785
Separate account liabilities	2,253,966	2,395,842
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,443,944	12,961,765
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2024 and 2023; issued and outstanding 33,994 shares in 2024 and 34,996 shares in 2023)	340	350
Paid-in capital	-	-
Retained earnings	2,122,832	2,276,946
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	201,441	(39,086)
Unrealized foreign currency translation gains (losses)	(15,507)	(2,235)
Net unrealized investment gains (losses) on available-for-sale securities	(187,346)	(170,008)
Total stockholders’ equity	2,121,760	2,065,967
Total liabilities and stockholders’ equity	$14,565,704	$15,027,732

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$845,358	$828,296	$1,686,404	$1,646,169
Ceded premiums	(427,561)	(425,266)	(837,325)	(830,613)
Net premiums	417,797	403,030	849,079	815,556
Commissions and fees	279,769	233,130	534,790	464,677
Investment income net of investment expenses	54,111	49,006	107,702	96,504
Interest expense on surplus note	(15,659)	(16,608)	(31,444)	(33,042)
Net investment income	38,452	32,398	76,258	63,462
Realized investment gains (losses)	565	337	572	(648)
Other investment gains (losses)	(664)	(665)	634	(4,288)
Investment gains (losses)	(99)	(328)	1,206	(4,936)
Other, net	67,456	20,155	84,871	39,663
Total revenues	803,375	688,385	1,546,204	1,378,422

Benefits and expenses:
Benefits and claims	150,030	148,911	316,351	312,179
Future policy benefits remeasurement (gain) loss	(4,329)	(1,867)	(4,275)	(1,308)
Amortization of deferred policy acquisition costs	73,643	68,110	145,692	136,033
Sales commissions	142,154	113,623	273,292	224,497
Insurance expenses	62,685	59,093	125,834	120,219
Insurance commissions	7,399	9,142	17,033	17,281
Contract acquisition costs	15,724	12,602	29,257	27,586
Interest expense	6,099	6,686	12,870	13,376
Impairment of goodwill and other long-lived assets	253,607	-	253,607	-
Other operating expenses	88,566	83,189	189,511	172,721
Total benefits and expenses	795,578	499,489	1,359,172	1,022,584
Income before income taxes	7,797	188,896	187,032	355,838
Income taxes	6,626	44,392	47,958	83,235
Net income	$1,171	$144,504	$139,074	$272,603

Earnings per share:
Basic earnings per share	$0.03	$3.97	$4.00	$7.44
Diluted earnings per share	$0.03	$3.97	$3.99	$7.43

Weighted-average shares used in computing earnings per share:
Basic	34,383	36,215	34,633	36,461
Diluted	34,383	36,290	34,688	36,545

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$1,171	$144,504	$139,074	$272,603
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(6,756)	(23,068)	(21,602)	15,364
Reclassification adjustment for investment (gains) losses included in net income	(565)	(331)	(572)	2,815
Effect of change in discount rate assumptions on the liability for future policy benefits	137,798	85,310	305,884	(95,971)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(3,817)	7,005	(13,272)	8,026
Total other comprehensive income (loss) before income taxes	126,660	68,916	270,438	(69,766)
Income tax expense (benefit) related to items of other comprehensive income (loss)	27,697	12,651	60,521	(17,380)
Other comprehensive income (loss), net of income taxes	98,963	56,265	209,917	(52,386)
Total comprehensive income (loss)	$100,134	$200,769	$348,991	$220,217

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$346	$364	$350	$368
Repurchases of common stock	(6)	(7)	(11)	(12)
Net issuance of common stock	-	1	1	2
Balance, end of period	340	358	340	358

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	5,690	5,503	20,502	22,124
Net issuance of common stock	-	(1)	(1)	(2)
Repurchases of common stock	(5,690)	(5,502)	(20,501)	(22,122)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,285,937	2,177,428	2,276,946	2,153,617
Net income	1,171	144,504	139,074	272,603
Dividends	(25,836)	(23,598)	(52,091)	(47,509)
Repurchases of common stock	(138,440)	(108,111)	(241,097)	(188,488)
Balance, end of period	2,122,832	2,190,223	2,122,832	2,190,223

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(100,375)	(231,382)	(211,329)	(122,731)
Effect of change in discount rate assumptions on the liability for future policy benefits	108,587	67,352	240,527	(75,030)
Change in foreign currency translation adjustment	(3,817)	7,005	(13,272)	8,026
Change in net unrealized investment gains (losses) during the period	(5,807)	(18,092)	(17,338)	14,618
Balance, end of period	(1,412)	(175,117)	(1,412)	(175,117)

Total stockholders’ equity	$2,121,760	$2,015,464	$2,121,760	$2,015,464

Dividends declared per share	$0.75	$0.65	$1.50	$1.30

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$139,074	$272,603
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	27,932	18,433
Deferral of policy acquisition costs	(271,170)	(254,668)
Amortization of deferred policy acquisition costs	145,692	136,033
Change in income taxes	(59,157)	(33,790)
Investment (gains) losses	(1,206)	4,936
Accretion and amortization of investments	(1,863)	(638)
Depreciation and amortization	14,483	17,441
Change in reinsurance recoverables	110,508	130,233
Change in agent balances, due premiums and other receivables	(14,793)	(15,140)
Change in renewal commissions receivable	19,237	8,819
Trading securities sold, matured, or called (acquired), net	15,160	(14,722)
Share-based compensation	15,668	14,585
Impairment of goodwill and other long-lived assets	253,607	-
Gain on insurance proceeds received from acquisition representation and warranty policy	(50,000)	-
Change in other operating assets and liabilities, net	41,010	27,567
Net cash provided by (used in) operating activities	384,182	311,692

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	1,382	15,734
Fixed-maturity securities — matured or called	215,444	152,859
Short-term investments — sold	-	28,799
Short-term investments — matured or called	268	40,000
Equity securities — sold	-	15
Equity securities — matured or called	4,272	-
Available-for-sale investments acquired:
Fixed-maturity securities	(315,271)	(193,283)
Short-term investments	-	(19,767)
Equity securities — acquired	-	(330)
Purchases of property and equipment and other investing activities, net	(12,604)	(10,234)
Cash collateral received (returned) on loaned securities, net	(8,789)	(23,295)
Sales (purchases) of short-term investments using securities lending collateral, net	8,789	23,295
Insurance proceeds received from acquisition representation and warranty policy	50,000	-
Net cash provided by (used in) investing activities	(56,509)	13,793

Cash flows from financing activities:
Dividends paid	(52,091)	(47,509)
Common stock repurchased	(251,821)	(196,037)
Tax withholdings on share-based compensation	(7,491)	(10,239)
Finance leases	(130)	(133)
Net cash provided by (used in) financing activities	(311,533)	(253,918)
Effect of foreign exchange rate changes on cash	(1,996)	778
Change in cash and cash equivalents	14,144	72,345
Cash and cash equivalents, beginning of period	613,148	489,240
Cash and cash equivalents, end of period	$627,292	$561,585

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

In July 2024, the Board of Directors (“Board”) of the Company determined that its senior health business does not have a clear path toward anticipated profitability within an acceptable timeframe in the increasingly challenging senior health distribution market. In connection with such decision, the Board authorized management of the Company to abandon the Company’s ownership in e-TeleQuote with a target date of September 30, 2024. If for any reason the abandonment is unable to be effectuated as expected, then the Company intends to exit the senior health business through another method.

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2024 and December 31, 2023, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and those entities required to be consolidated under U.S. GAAP. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated. The results of the senior health business are included in the Company's continuing operations in the condensed consolidated statements of income because they do not meet the requirements to be reported as discontinued operations as of June 30, 2024. Specifically, the Company intends to exit the senior health business via a disposal other than by sale.

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

Notable information included in profit or loss by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues:
Term life insurance segment	$426,944	$411,873	$867,357	$832,943
Investment and savings products segment	260,906	214,509	504,622	424,711
Senior health segment	12,420	14,890	19,300	33,599
Corporate and other distributed products segment	103,105	47,113	154,925	87,169
Total revenues	$803,375	$688,385	$1,546,204	$1,378,422

Net investment income:
Term life insurance segment	$-	$-	$-	$-
Investment and savings products segment	-	-	-	-
Senior health segment	-	-	-	-
Corporate and other distributed products segment	38,452	32,398	76,258	63,462
Total net investment income	$38,452	$32,398	$76,258	$63,462

Amortization of DAC:
Term life insurance segment	$71,916	$66,004	$142,407	$132,072
Investment and savings products segment	1,478	1,409	2,679	2,901
Senior health segment	-	-	-	-
Corporate and other distributed products segment	249	697	606	1,060
Total amortization of DAC	$73,643	$68,110	$145,692	$136,033

Non-cash share-based compensation expense:
Term life insurance segment	$954	$726	$3,096	$2,576
Investment and savings products segment	715	666	1,754	1,658
Senior health segment	195	171	295	330
Corporate and other distributed products segment	1,189	895	10,523	9,967
Total non-cash share-based compensation expense	$3,053	$2,458	$15,668	$14,531

Income (loss) before income taxes:
Term life insurance segment	$147,779	$140,113	$286,148	$270,654
Investment and savings products segment	74,782	59,583	140,345	115,691
Senior health segment	(264,972)	(6,032)	(279,125)	(9,795)
Corporate and other distributed products segment	50,208	(4,768)	39,664	(20,712)
Total income before income taxes	$7,797	$188,896	$187,032	$355,838

In April 2024, the Company executed agreements providing for the receipt of proceeds for certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company recognized a gain during the second quarter of 2024 of $50.0 million, which is equal to the aggregate proceeds received from the third-party insurers under the policy in May 2024, reflecting the full coverage under the policy. The Company recognized this gain in Corporate and Other Distributed Products segment revenues as it resulted from a corporate investment decision to purchase the insurance policy. On a consolidated basis, this gain is included in Other, net revenue in the accompanying unaudited condensed consolidated statements of income.

As discussed in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), in July 2024, subsequent to the end of the reporting period, the Company committed to exit the senior health business, which is comprised of the Senior Health segment. In the second quarter of 2024, the Company recorded impairment charges in its Senior Health segment to write off the remaining goodwill and acquired intangible assets from the e-TeleQuote acquisition. Additionally, the Company recorded $0.8 million of restructuring charges for professional services incurred in the second quarter of 2024, which are included in the Corporate and Other Distributed Products segment. Refer to Note 17 (Impairment of Goodwill and Other Long-lived Assets) and Note 18 (Income Taxes) for further discussion of these impairment charges and tax impacts, respectively. The carrying value of the net assets in the Senior Health segment after these impairment charges was $103.1 million as of June 30, 2024. We expect to incur additional restructuring costs, the extent of which are yet to be determined, in the third quarter of 2024 associated with the exit of the senior health business.

Total assets by segment were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Assets:
Term life insurance segment	$6,486,934	$6,543,923
Investment and savings products segment (1)	2,410,463	2,537,079
Senior health segment	144,227	419,110
Corporate and other distributed products segment	5,524,080	5,527,620
Total assets	$14,565,704	$15,027,732
(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $156.5 million and $141.3 million as of June 30, 2024 and December 31, 2023, respectively.

Geographical Information. Results of operations by country and long-lived assets – primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets – were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues by country:
United States	$707,697	$602,132	$1,355,039	$1,205,982
Canada	95,678	86,253	191,165	172,440
Total revenues	$803,375	$688,385	$1,546,204	$1,378,422

	June 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets by country:
United States	$37,724	$35,434
Canada	2,409	2,636
Other	185	197
Total long-lived assets	$40,318	$38,267

(3) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,368	$9	$(480)	$9,897
Foreign government	168,743	638	(10,050)	159,331
States and political subdivisions	136,350	101	(14,983)	121,468
Corporates	1,845,728	8,267	(130,992)	1,723,003
Residential mortgage-backed securities	504,580	546	(69,523)	435,603
Commercial mortgage-backed securities	118,240	93	(12,637)	105,696
Other asset-backed securities	249,905	1,111	(9,984)	241,032
Total fixed-maturity securities	$3,033,914	$10,765	$(248,649)	$2,796,030

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,974	$18	$(476)	$9,516
Foreign government	170,354	1,616	(8,588)	163,382
States and political subdivisions	145,779	891	(14,681)	131,989
Corporates	1,723,023	14,787	(120,286)	1,617,524
Residential mortgage-backed securities	499,771	1,688	(63,928)	437,531
Commercial mortgage-backed securities	127,454	156	(15,443)	112,167
Other asset-backed securities	258,857	763	(12,262)	247,358
Total fixed-maturity securities	2,935,212	19,919	(235,664)	2,719,467
Short-term investments	276	-	-	276
Total fixed-maturity and short-term investments	$2,935,488	$19,919	$(235,664)	$2,719,743

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of June 30, 2024 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$183,824	$182,161
Due after one year through five years	745,364	716,707
Due after five years through 10 years	819,934	741,336
Due after 10 years	412,067	373,495
	2,161,189	2,013,699
Mortgage- and asset-backed securities	872,725	782,331
Total AFS fixed-maturity securities	$3,033,914	$2,796,030

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	June 30, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$3,719	$3,158	$18,761	$18,383

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third- party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amount of both the LLC Note and the Surplus Note will fluctuate over time to coincide with the amount of reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense in our unaudited condensed consolidated statements of income.

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re's financial strength rating by A.M. Best was A+ as of June 30, 2024.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2024, the LLC Note had an estimated unrealized holding loss of $85.2 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 15 (Debt) for more information on the Surplus Note.

As of June 30, 2024 and December 31, 2023, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $7.7 million and $7.3 million as of June 30, 2024 and December 31, 2023, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $91.0 million and $99.8 million as of June 30, 2024 and December 31, 2023, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Fixed-maturity securities (available-for-sale)	$30,618	$26,357	$60,554	$52,163
Fixed-maturity security (held-to-maturity)	15,659	16,608	31,444	33,042
Equity securities	323	380	712	760
Policy loans and other invested assets	543	352	1,005	281
Cash, cash equivalents and short-term investments	6,640	5,840	13,621	10,968
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,400	1,636	4,574	3,685
Gross investment income	56,183	51,173	111,910	100,899
Investment expenses	(2,072)	(2,167)	(4,208)	(4,395)
Investment income net of investment expenses	54,111	49,006	107,702	96,504
Interest expense on surplus note	(15,659)	(16,608)	(31,444)	(33,042)
Net investment income	$38,452	$32,398	$76,258	$63,462
(1)
Includes $0.2 million and $0.1 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2024, respectively. Includes $(0.9) million and $(1.2) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2023, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed-maturity securities	$673	$442	$680	$492
Gross losses from sales of available-for-sale fixed-maturity securities	(108)	(105)	(108)	(1,140)
Net realized investment gains (losses):	565	337	572	(648)
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	-	(6)	-	(2,167)
Market gains (losses) recognized in net income during the period on equity securities	(675)	(656)	620	(2,130)
Gains (losses) from bifurcated options	3	(8)	(1)	-
Gains (losses) on trading securities	8	5	15	9
Other investment gains (losses):	(664)	(665)	634	(4,288)
Investment gains (losses)	$(99)	$(328)	$1,206	$(4,936)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales or other redemptions	$130,676	$151,962	$217,094	$237,392

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024 and December 31, 2023, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,870	$(25)	$7,710	$(455)
Foreign government	25,329	(394)	111,584	(9,656)
States and political subdivisions	9,142	(220)	107,243	(14,763)
Corporates	307,078	(4,606)	1,149,479	(126,386)
Residential mortgage-backed securities	35,393	(388)	352,139	(69,135)
Commercial mortgage-backed securities	7,997	(64)	92,915	(12,573)
Other asset-backed securities	25,046	(55)	132,387	(9,929)
Total fixed-maturity securities	$411,855	$(5,752)	$1,953,457	$(242,897)

	December 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$9,188	$(476)
Foreign government	17,209	(62)	104,827	(8,526)
States and political subdivisions	4,883	(46)	107,021	(14,635)
Corporates	39,783	(907)	1,231,694	(119,379)
Residential mortgage-backed securities	14,872	(142)	360,987	(63,786)
Commercial mortgage-backed securities	4,721	(107)	97,417	(15,336)
Other asset-backed securities	41,417	(159)	136,841	(12,103)
Total fixed-maturity securities	$122,885	$(1,423)	$2,047,975	$(234,241)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,614.0 million and $2,406.5 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We did not recognize any credit losses on AFS securities for the three and six months ended June 30, 2024. We recognized less than $0.1 million and $2.2 million for credit losses on AFS securities for the three and six months ended June 30, 2023, respectively, in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of June 30, 2024 and December 31, 2023. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,897	$-	$9,897
Foreign government	-	159,331	-	159,331
States and political subdivisions	-	121,468	-	121,468
Corporates	3,870	1,719,133	-	1,723,003
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	435,603	-	435,603
Commercial mortgage-backed securities	-	105,696	-	105,696
Other asset-backed securities	-	232,182	8,850	241,032
Total available-for-sale fixed-maturity securities	3,870	2,783,310	8,850	2,796,030
Equity securities	23,441	982	1,603	26,026
Trading securities	-	3,158	-	3,158
Cash and cash equivalents	441,563	185,729	-	627,292
Separate accounts	-	2,253,966	-	2,253,966
Total fair value assets	$468,874	$5,227,145	$10,453	$5,706,472
Fair value liabilities:
Separate accounts	$-	$2,253,966	$-	$2,253,966
Total fair value liabilities	$-	$2,253,966	$-	$2,253,966

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,516	$-	$9,516
Foreign government	-	163,382	-	163,382
States and political subdivisions	-	131,989	-	131,989
Corporates	3,951	1,613,573	-	1,617,524
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	437,531	-	437,531
Commercial mortgage-backed securities	-	112,167	-	112,167
Other asset-backed securities	-	246,858	500	247,358
Total available-for-sale fixed-maturity securities	3,951	2,715,016	500	2,719,467
Short-term investments	-	276	-	276
Total available-for-sale securities	3,951	2,715,292	500	2,719,743
Equity securities	27,062	974	1,644	29,680
Trading securities	-	18,383	-	18,383
Cash and cash equivalents	613,148	-	-	613,148
Separate accounts	-	2,395,842	-	2,395,842
Total fair value assets	$644,161	$5,130,491	$2,144	$5,776,796
Fair value liabilities:
Separate accounts	$-	$2,395,842	$-	$2,395,842
Total fair value liabilities	$-	$2,395,842	$-	$2,395,842

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30,(1)
	2024	2023	2024	2023
	(In thousands)
Level 3 assets, beginning of period	$1,631	$4,008	$2,144	$1,710
Net unrealized gains (losses) included in other comprehensive income (loss)	35	(60)	39	(61)
Realized gains (losses) and accretion (amortization) recognized in earnings	(28)	(64)	(41)	(81)
Purchases	8,815	-	8,815	2,316
Settlements	-	(8)	-	(8)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	(2,248)	(504)	(2,248)
Level 3 assets, end of period	$10,453	$1,628	$10,453	$1,628
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2024 and 2023.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2024		December 31, 2023
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,796,030	$2,796,030	$2,719,467	$2,719,467
Fixed-maturity security (held-to-maturity) (1)	1,353,370	1,268,174	1,386,980	1,334,892
Short-term investments (available-for-sale)	-	-	276	276
Equity securities	26,026	26,026	29,680	29,680
Trading securities	3,158	3,158	18,383	18,383
Policy loans (1)	38,426	38,426	38,975	38,975
Deposit asset underlying 10% coinsurance agreement (1)	171,848	171,848	187,377	187,377
Separate accounts	2,253,966	2,253,966	2,395,842	2,395,842
Liabilities:
Note payable (2) (3)	$594,110	$499,658	$593,709	$508,832
Surplus note (1) (2)	1,353,014	1,265,532	1,386,592	1,329,159
Separate accounts	2,253,966	2,253,966	2,395,842	2,395,842
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

Details on in-force life insurance were as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Direct life insurance in-force	$952,962,977	$946,756,416
Amounts ceded to other companies	(814,622,587)	(810,145,801)
Net life insurance in-force	$138,340,390	$136,610,615
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2024 were $357.8 million and $714.8 million, respectively, compared to $349.7 million and $693.0 million, respectively, for the three and six months ended June 30, 2023.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	June 30, 2024		December 31, 2023
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1)	$2,131,772	A+	$2,271,223	A+
Munich Re of Malta (1) (2)	222,398	NR	243,890	NR
SCOR Global Life Reinsurance Companies (3)	157,512	A	160,381	A
American Health and Life Insurance Company (1)	131,775	B++	141,771	B++
Swiss Re Life & Health America Inc. (4)	45,609	A+	43,873	A+
RGA Reinsurance Company	42,332	A+	43,188	A+
Korean Reinsurance Company	42,152	A	41,373	A
Munich American Reassurance Company	40,819	A+	50,273	A+
All other reinsurers	19,808	-	20,925	-
Allowance for credit losses	(1,122)		(1,120)
Reinsurance recoverables	$2,833,055		$3,015,777

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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$1,048	$3,563	$1,120	$2,936
Current period provision for expected credit losses	74	2,036	2	2,663
Balance, at the end of period	$1,122	$5,599	$1,122	$5,599

(6) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Six months ended		Year ended
	June 30, 2024		December 31, 2023
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
DAC balance, beginning of period	$3,366,281	$63,029	$3,106,148	$62,341
Capitalization	274,632	1,562	521,718	4,353
Amortization	(142,407)	(2,679)	(268,803)	(5,479)
Foreign exchange translation and other	(9,130)	(2,288)	7,218	1,814
DAC balance, at the end of period	$3,489,376	$59,624	$3,366,281	$63,029

Reconciliation of DAC by product was as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$3,489,376	$3,366,281
Segregated Funds (Canada)	59,624	63,029
Other	17,126	17,924
Total DAC, net	$3,566,126	$3,447,234

There were no changes to the judgments, assumptions and methods used to amortize DAC during the six months ended June 30, 2024 and 2023.

(7) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	June 30, 2024	December 31, 2023
	(In thousands)
Fixed-income securities	$765,636	$876,524
Equity securities	1,430,461	1,436,122
Cash and cash equivalents	67,359	87,530
Due to/from funds	(9,510)	(4,357)
Other	20	23
Total separate account assets	$2,253,966	$2,395,842

The following table represents the balances of and changes in separate account liabilities:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
	(In thousands)
Separate account liabilities balance, beginning of period	$2,395,842	$2,305,717
Premiums and deposits	88,494	186,631
Surrenders and withdrawals	(223,559)	(343,473)
Investment performance	105,546	245,565
Management fees and other charges	(25,251)	(62,159)
Foreign exchange translation	(87,106)	63,561
Separate account liabilities balance, end of period	$2,253,966	$2,395,842
Cash surrender value	$2,221,443	$2,354,813

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

(8) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Six months ended June 30,
	2024	2023
	(In thousands)
Policy claims and other benefits payable, beginning of period	$513,803	$538,250
Less reinsured policy claims and other benefits payable	534,674	542,606
Net balance, beginning of period	(20,871)	(4,356)
Incurred related to current year	129,041	121,251
Incurred related to prior years (1)	(3,565)	(1,723)
Total incurred	125,476	119,528
Claims paid related to current year, net of reinsured policy claims received	(194,113)	(162,580)
Reinsured policy claims received related to prior years, net of claims paid	40,413	17,519
Total paid	(153,700)	(145,061)
Foreign currency translation	(334)	182
Net balance, end of period	(49,429)	(29,707)
Add reinsured policy claims and other benefits payable	528,202	524,848
Balance, end of period	$478,773	$495,141
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

(9) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,977,353	$13,053,386
Balance at original discount rate, beginning of period	14,012,553	13,521,221
Effect of changes in cash flow assumptions	-	(5,364)
Effect of actual variances from expected experience	(234,156)	(229,884)
Adjusted balance, beginning of period	13,778,397	13,285,973
Issuances	1,003,321	1,836,290
Interest accrual at original discount rate	299,575	544,806
Net premiums collected	(858,255)	(1,682,924)
Foreign currency translation	(38,685)	28,408
Expected net premiums at original discount rate, end of period	14,184,353	14,012,553
Effect of changes in discount rate assumptions	(444,845)	(35,200)
Expected net premiums at then current discount rate, end of period	$13,739,508	$13,977,353

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,508,435	$19,143,253
Balance at original discount rate, beginning of period	20,391,694	19,706,818
Effect of changes in cash flow assumptions	-	(7,254)
Effect of actual variances from expected experience	(238,305)	(225,539)
Adjusted balance, beginning of period	20,153,389	19,474,025
Issuances	1,008,739	1,840,996
Interest accrual at original discount rate	458,419	856,727
Benefit payments	(932,348)	(1,823,542)
Foreign currency translation	(59,142)	43,488
Expected future policy benefits at original discount rate, end of period	20,629,057	20,391,694
Effect of changes in discount rate assumptions	(651,747)	116,741
Expected future policy benefits at then current discount rate, end of period	$19,977,310	$20,508,435

LFPB	$6,237,802	$6,531,082
Less: reinsurance recoverables	2,819,445	3,001,074
Net LFPB, after reinsurance recoverables	$3,418,357	$3,530,008
Weighted-average duration of net LFPB (in years)	7.9	7.9

During the three and six months ended June 30, 2024, experience variances in persistency and mortality resulted in remeasurement gains of $4.3 million and $4.6 million, respectively, in our Term Life Insurance segment, compared to $1.3 million and $0.3 million, respectively, during the three and six months ended June 30, 2023. The impact of experience variances in persistency and mortality during each period was largely offset by reinsurance. There were no changes to the inputs, judgments, assumptions, and methods used in measuring the LFPB during the three and six months ended June 30, 2024 and June 30, 2023.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and six months ended June 30, 2024 and 2023.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$6,237,802	$6,531,082
Other	198,530	210,943
Total	$6,436,332	$6,742,025

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$2,819,445	$3,001,074
Other	13,610	14,703
Total	$2,833,055	$3,015,777

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	June 30, 2024		December 31, 2023
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,839,938	$19,977,311	$33,342,272	$20,508,435
Expected future gross premiums	$39,155,381	$26,164,310	$38,701,869	$26,687,880

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Term Life Insurance
Gross premiums	$840,668	$823,297	$1,676,989	$1,636,177
Interest accretion (expense)	$(81,252)	$(77,101)	$(158,845)	$(153,785)

The weighted-average discount rates were as follows:

	June 30, 2024	December 31, 2023
Term Life Insurance
Original discount rate	4.99%	4.93%
Current discount rate	5.47%	4.91%

There were no changes to the methods used to determine the discount rates during the six months ended June 30, 2024 and the twelve months ended December 31, 2023.

(10) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Six months ended June 30,
	2024	2023
	(In thousands)
Common stock, beginning of period	$34,996	$36,824
Shares of common stock issued upon exercise of stock options	-	60
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	124	168
Common stock retired	(1,126)	(1,206)
Common stock, end of period	$33,994	$35,846

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2024, we had a total of 232,003 RSUs and 58,619 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 12 (Share-Based Transactions) for discussion of the PSU award structure.

On November 16, 2023, our Board of Directors authorized a share repurchase program for up to $425.0 million of our outstanding common stock for purchases from November 16, 2023 through December 31, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,095,316 shares of our common stock in the open market for an aggregate purchase price of $251.8 million through June 30, 2024. Approximately $173.2 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2024.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$1,171	$144,504	$139,074	$272,603
Income attributable to unvested participating securities	(96)	(609)	(546)	(1,190)
Net income used in calculating basic EPS	$1,075	$143,895	$138,528	$271,413
Denominator:
Weighted-average vested shares	34,383	36,215	34,633	36,461
Basic EPS	$0.03	$3.97	$4.00	$7.44

Diluted EPS:
Numerator:
Net income	$1,171	$144,504	$139,074	$272,603
Income attributable to unvested participating securities	(96)	(608)	(546)	(1,187)
Net income used in calculating diluted EPS	$1,075	$143,896	$138,528	$271,416
Denominator:
Weighted-average vested shares	34,383	36,215	34,633	36,461
Dilutive effect of incremental shares to be issued for contingently-issuable shares	-	75	55	84
Weighted-average shares used in calculating diluted EPS	34,383	36,290	34,688	36,545
Diluted EPS	$0.03	$3.97	$3.99	$7.43

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Equity awards expense recognized	$3,053	$2,463	$15,668	$14,588
Equity awards expense deferred	2,633	2,340	4,832	4,863

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

(14) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(3,817)	$7,005	$(13,272)	$8,026
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(3,817)	$7,005	$(13,272)	$8,026
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(6,756)	$(23,068)	$(21,602)	$15,364
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(1,395)	(5,237)	(4,716)	2,970
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(5,361)	(17,831)	(16,886)	12,394

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(565)	(331)	(572)	2,815
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(119)	(70)	(120)	591
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(446)	(261)	(452)	2,224
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(5,807)	$(18,092)	$(17,338)	$14,618
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$137,798	$85,310	$305,884	$(95,971)
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	29,211	17,958	65,357	(20,941)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$108,587	$67,352	$240,527	$(75,030)

(15) Debt

Notes Payable. As of June 30, 2024, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of June 30, 2024, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2024.

Further discussion on the Company’s Senior Notes is included in Note 11 (Debt) to our consolidated financial statements within our 2023 Annual Report.

Surplus Note. As of June 30, 2024, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.4 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 3 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and six months ended June 30, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2024.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,624	$12,280	$25,274	$24,513
Total segment revenues from contracts with customers	12,624	12,280	25,274	24,513
Revenues from sources other than contracts with customers	414,320	399,593	842,083	808,430
Total Term Life Insurance segment revenues	$426,944	$411,873	$867,357	$832,943

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$101,177	$74,958	$189,924	$147,346
Asset-based revenues	119,411	99,521	234,110	197,625
Account-based revenues	23,740	23,095	46,919	45,886
Other, net	3,224	3,121	6,482	6,240
Total segment revenues from contracts with customers	247,552	200,695	477,435	397,097
Revenues from sources other than contracts with customers (segregated funds)	13,354	13,814	27,187	27,614
Total Investment and Savings Products segment revenues	$260,906	$214,509	$504,622	$424,711

Senior Health segment revenues:
Commissions and fees	$11,576	$11,371	$17,652	$27,125
Other, net	844	3,519	1,648	6,474
Total Senior Health segment revenues	$12,420	$14,890	$19,300	$33,599

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$10,511	$10,371	$18,998	$19,081
Other, net	764	1,235	1,467	2,436
Total segment revenues from contracts with customers	11,275	11,606	20,465	21,517
Revenues from sources other than contracts with customers	91,830	35,507	134,460	65,652
Total Corporate and Other Distributed Products segment revenues	$103,105	$47,113	$154,925	$87,169

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Senior Health and Corporate and Other Distributed Products segments, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in the accompanying unaudited condensed consolidated balance sheets. We update our estimate of variable consideration each period as new facts or circumstances that were not available at the time of the initial estimate will indicate that the expected renewal commissions are higher or lower than our renewal commissions receivable. As such, the expected renewal commissions receivable will be written down or up to its revised expected value by adjustments to revenue, which we refer to as tail revenue adjustments. The estimate of the renewal commissions receivable recognized in our Senior Health segment is likely to change in a subsequent period when the ultimate disposition of the assets of the senior health business becomes known or is finalized.

Activity in the renewal commissions receivable account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Senior Health segment:
Balance, beginning of period	$115,933	$134,199	$128,886	$139,399
Commissions revenue	6,989	6,923	13,313	15,985
Less: collections	(9,970)	(10,304)	(21,406)	(24,566)
Tail revenue adjustment from change in estimate	(1,810)	-	(9,651)	-
Balance, at the end of period	$111,142	$130,818	$111,142	$130,818

Corporate and Other Distributed Products segment:
Balance, beginning of period	$60,365	$60,210	$61,372	$60,644
Commissions revenue	5,864	6,405	10,903	11,775
Less: collections	(6,349)	(6,209)	(12,395)	(12,013)
Balance, at the end of period	$59,880	$60,406	$59,880	$60,406

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(17) Impairment of Goodwill and Other Long-lived Assets

Goodwill represents the excess of the purchase price over the estimated acquired values of identifiable assets and liabilities acquired in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. The Company tests goodwill for impairment annually on July 1 and whenever events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. All of the Company’s goodwill was obtained from the acquisition of e-TeleQuote, which has been designated as a separate operating segment called Senior Health. Therefore, goodwill has been allocated solely to the Senior Health segment and is evaluated for impairment at the Senior Health segment level, which is also defined as the reporting unit.

During the three months ended June 30, 2024, the Company began a process to evaluate potential exit options for its senior health business. The culmination of the analysis performed to evaluate exit options, identify disposal values and prepare a recommendation to the Board constituted triggering events that existed as of June 30, 2024 that indicated the goodwill and long-lived assets held in the Senior Health segment were more-likely-than-not impaired. Refer also to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) for additional information related to the Board’s decision in July 2024 to exit the senior health business. As part of the Company’s due diligence to evaluate exit plans, the Company obtained market participant views of the fair value of the business. The Company performed a quantitative impairment analysis using the market approach to determine the recoverability of the long-lived assets (primarily intangible assets) and goodwill of the Senior Health reporting unit. Under the market approach to determine fair value, the Company used a range of values, including bids obtained during the Company’s analysis of exit options, which are classified as Level 2 in the fair value hierarchy. We relied solely on a market approach to develop the fair value estimates in our quantitative impairment analysis given the availability and relevance of the information received from interested parties and our advisors during the process to evaluate exit options. The Company compared the range of fair values to the carrying value of the reporting unit, including the long-lived assets. Based on this analysis, we determined that there is no fair value to be ascribed to substantially all of the segment's long-lived assets and its goodwill as of June 30, 2024. As a result, we recognized impairments of goodwill, intangible assets, and other assets of $127.7 million, $124.5 million, and $1.4 million, respectively, during the second quarter of 2024. These impairments are included in impairment of goodwill and other long-lived assets in the accompanying unaudited condensed consolidated statements of income. Prior to impairment, the Company recognized amortization expense related to these intangible assets and other assets for the three and six months ended June 30, 2024 of $2.8 million and $5.6 million, respectively.

The impairment charge recognized related to goodwill did not impact the Company’s taxable income as the goodwill acquired from the e-TeleQuote acquisition does not have any tax basis. Refer to Note 18 (Income Taxes) for a discussion of the impact that the impairment charges had on our effective tax rate.

(18) Income Taxes

Effective tax rate reconciliation. Total income tax expense is different from the amount determined by multiplying income before income taxes by the U.S. statutory federal tax rate of 21% for the three and six months ended June 30, 2024 and 2023. The reconciliation for such difference follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Goodwill impairment	105.8%	—%	4.4%	—%
Valuation allowance against state net operating losses	142.1%	—%	5.9%	—%
Gain on insurance proceeds	(134.7)%	—%	(5.6)%	—%
State income taxes	(101.2)%	0.4%	(3.9)%	0.5%
Difference in statutory rate	22.1%	0.8%	1.8%	0.9%
Withholding taxes on foreign earnings	11.2%	0.4%	0.9%	0.5%
Unrecognized tax benefits	9.5%	0.2%	0.9%	0.2%
Nondeductible executive compensation	5.6%	0.3%	0.5%	0.3%
Other permanent items	3.6%	0.4%	(0.3)%	—%
Effective tax rate	85.0%	23.5%	25.6%	23.4%

Deferred tax assets and liabilities. During the second quarter of 2024, the deferred tax liability related to intangible assets was reduced by $35.1 million due to the impairment of the related intangible assets. Refer to Note 17 (Impairment of Goodwill and Other Long-lived Assets) for additional information related to the impairment charges. The Company also recorded a valuation allowance of $11.1 million related to the e-TeleQuote state net operating losses because management determined as of June 30, 2024 that it was more-likely-than-not that the deferred tax assets will not be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2023 to June 30, 2024. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2023 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

In July 2024, the Board of Directors of the Company committed to an exit of the senior health business. Refer to Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

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

Senior Health. In the United States, we distribute Medicare-related insurance products to eligible Medicare beneficiaries and enroll eligible Medicare beneficiaries in insurance coverage utilizing licensed health insurance agents through our subsidiary, e-TeleQuote Insurance, Inc. (“e-TeleQuote”) (dba easyMed Insurance Services). The health insurance products we distribute are underwritten and administered by third-party health insurance carriers and primarily consist of Medicare Advantage enrollments. Contract acquisition costs are incurred up front when policy applications are approved and include costs associated with generating or acquiring leads, as well as fees paid to Primerica Senior Health certified independent sales representatives, and compensation, licensing, and training costs incurred for e-TeleQuote’s workforce of licensed health insurance agents. e-TeleQuote’s licensed health insurance agents are employees of the Company. We receive compensation from the third-party health insurance carriers in the form of initial commissions when eligible Medicare beneficiaries are enrolled and renewal commissions upon the anniversary of the effective date of the policy, for as long as policies remain in-force. We expect to incur restructuring costs, the extent of which are yet to be determined, in the third quarter of 2024 associated with our exit of the senior health business.

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

Business Trends and Conditions

The relative strength and stability of the financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, interest rates and equity market returns impact consumer demand for the savings and investment products we distribute. Our customers’ perception of the strength of the capital markets may also influence their decisions to invest in the investment and savings products we distribute.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
New recruits	96,563	86,124	207,273	179,664
New life-licensed independent sales representatives	14,402	12,638	27,351	23,756

The number of new recruits increased during the three and six months ended June 30, 2024 compared to the same periods in 2023. The Company has experienced increased recruiting as the size of the sales force has grown with the excitement leading up to our biennial convention in July 2024. In addition, positive sentiment regarding interest in our business opportunity along with the demand for supplemental income likely contributed to the increase in recruiting.

New life-licensed independent sales representatives increased during the three and six months ended June 30, 2024 compared to the same periods in 2023 as the pipeline of recruits has increased year-over-year.

The size of the life-licensed independent sales force was as follows:

	June 30, 2024	June 30, 2023
Life-licensed independent sales representatives, at period end	145,789	137,806

The number of life-licensed independent sales representatives increased as of June 30, 2024, reflecting the strong recruiting and licensing activity discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average number of life-licensed independent sales representatives	144,315	137,084	143,117	136,196
Number of new policies issued	100,768	96,953	187,355	181,514
Average monthly rate of new policies issued per life-licensed independent sales representative	0.23	0.24	0.22	0.22

The average number of life-licensed independent sales representatives increased for the three and six months ended June 30, 2024 from the same periods in 2023 as a result of strong recruiting and licensing activity that drove growth in the size of the sales force as discussed above.

New policies issued during the three and six months ended June 30, 2024 increased compared to the same periods in 2023 primarily due to year-over-year growth in the number of life-licensed independent sales representatives.

Productivity in the three and six months ended June 30, 2024 and 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2024	% of beginning balance	2023	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Face amount in force, beginning of period	$947,100		$922,845		$944,609		$916,808
Net change in face amount:
Issued face amount	33,155	4%	32,203	3%	61,880	7%	60,327	7%
Terminations	(28,241)	(3)%	(22,582)	(2)%	(51,564)	(5)%	(44,793)	(5)%
Foreign currency	(1,134)	*	2,401	*	(4,045)	*	2,525	*
Net change in face amount	3,780	*	12,022	1%	6,271	*	18,059	2%
Face amount in force, end of period	$950,880		$934,867		$950,880		$934,867

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three and six months ended June 30, 2024 as the face amount issued continued to exceed the face amount terminated. Issued face amount during the three and six months ended June 30, 2024 increased due to the increase in the number of new policies issued as discussed above. Policy terminations increased year-over-year but were consistent when measured as a percentage of beginning face amount in force. Policy terminations were elevated in all periods with the high cost of living a likely key contributing factor.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,229	$998	$231	23%	$2,391	$1,970	$421	21%
Canada retail mutual funds - with up-front sales commissions	148	106	42	39%	327	256	71	28%
Annuities and other	1,039	738	301	41%	1,876	1,376	500	36%
Total sales-based revenue generating product sales	2,416	1,842	574	31%	4,594	3,602	992	28%
Managed investments	456	317	139	44%	827	623	204	33%
Canada retail mutual funds - no up-front sales commissions	196	194	2	1%	394	377	17	5%
Segregated funds	15	28	(13)	(46)%	38	80	(42)	(53)%
Total product sales	$3,083	$2,381	$702	29%	$5,853	$4,682	$1,171	25%

The rollforward of asset values in client accounts were as follows:

	Three months ended June 30,				Six months ended June 30,
	2024	% of beginning balance	2023	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$103,340		$87,621		$96,735		$83,949
Net change in asset values:
Inflows	3,083	3%	2,381	3%	5,853	6%	4,682	6%
Redemptions	(2,660)	(3)%	(1,839)	(2)%	(5,157)	(5)%	(3,497)	(4)%
Net flows	423	*	542	*	696	*	1,185	1%
Change in fair value, net	1,512	1%	3,168	4%	8,236	9%	6,182	7%
Foreign currency, net	(163)	*	315	*	(555)	*	330	*
Net change in asset values	1,772	2%	4,025	5%	8,377	9%	7,697	9%
Asset values, end of period	$105,112		$91,646		$105,112		$91,646

* Less than 1%.

Average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$50,560	$43,225	$7,335	17%	$49,787	$42,661	$7,126	17%
Canada retail mutual funds	13,259	11,568	1,691	15%	$13,055	$11,456	1,599	14%
Annuities and other	27,532	24,084	3,448	14%	27,010	23,778	3,232	14%
Managed investments	9,376	7,613	1,763	23%	9,091	7,475	1,616	22%
Segregated funds	2,266	2,324	(58)	(2)%	2,305	2,326	(21)	*
Total average client asset values	$102,993	$88,814	$14,179	16%	$101,248	$87,696	$13,552	15%

* Less than 1%.

Average number of fee-generating positions were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	Positions	%	2024	2023	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,378	2,331	47	2%	2,369	2,324	45	2%
Recordkeeping only	857	834	23	3%	852	832	20	2%
Total average number of fee-generating positions	3,235	3,165	70	2%	3,221	3,156	65	2%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2024

Product sales. Investment and savings product sales increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased demand across all product lines except for Canadian segregated funds. The increase in demand by investors is likely driven by strong equity market performance in the period leading up to and including the first half of 2024. In particular, variable annuity product sales led the growth in sales as the guarantees offered by these products have become more appealing to investors given strong equity market performance and higher interest rates. Marginally offsetting the increase in product sales were lower year-over-year sales of Canadian segregated funds, as the Company discontinued sales of investments in new Canadian segregated funds accounts in 2023 due to new regulations in Canada. Refer to the MD&A section of the 2023 Annual Report for more information on regulations impacting Canadian segregated funds.

Rollforward of client asset values. Ending client asset values increased during the three months ended June 30, 2024 and the three months ended June 30, 2023 primarily due to the difference in market performance during each respective period.

Average client asset values. Average client asset values increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 driven by the timing and changes in market conditions that affected the balance of client assets during each period.

Average number of fee-generating positions. The average number of fee-generating positions increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2024

Product sales. Investment and savings product sales increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Ending client asset values increased during the six months ended June 30, 2024 and the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Average client asset values. Average client asset values increased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the same factors as described in the three month comparison.

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

The number of Senior Health submitted policies, approved policies, and submitted policies sourced by Primerica independent sales representatives were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Number of Senior Health submitted policies	15,767	13,885	31,835	33,711
Number of Senior Health approved policies	14,646	12,915	29,669	31,328
Submitted policies sourced by Primerica independent sales representatives	1,425	1,707	3,476	3,780

The Senior Health segment experiences notable seasonality with the strongest demand occurring in the fourth quarter due to the Medicare Annual Election Period (“AEP”) from October 15th to December 7th. It also experiences seasonally higher demand in the first quarter due to the Medicare Open Enrollment Period (“OEP”) from January 1st to March 31st, which allows individuals to switch Medicare Advantage plans. Meanwhile, the second and third quarters experience seasonally lower demand as the focus for submitted policies is limited to beneficiaries that are dual eligible (Medicare and Medicaid), qualify for a special enrollment period, recently aged into Medicare or are enrolling off of an employer-sponsored plan, and other less common situations.

During the three months ended June 30, 2024, the number of submitted and approved policies increased compared with the three months ended June 30, 2023 primarily due to an increase in the average number of licensed health insurance agents. During the six months ended June 30, 2024, the number of submitted and approved policies decreased compared with the six months ended June 30, 2023 primarily due to the headwinds encountered in the first quarter of 2024 that included a year-over-year decline in the number of licensed health insurance agents and the effect of an industry-wide service disruption at a thirty-party service provider that impacted the ability of our licensed health insurance agents to verify certain plan eligibility and levels, which negatively impacted productivity. The number of submitted policies sourced by Primerica independent sales representatives did not change meaningfully during the three and six months ended June 30, 2024 compared to the same periods in 2023.

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

Per policy metrics for LTV and CAC measure our ability to profitably distribute Senior Health insurance products.

The LTV per approved policy, CAC per approved policy, and ratio of LTV to CAC per approved policy were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
LTV per approved policy during the period	$914	$880	$920	866
CAC per approved policy during the period	$1,074	$976	$986	881
LTV/CAC per approved policy	0.85	0.90	0.93	0.98

LTV per approved policy reflects current estimates for renewal rates, policy retention and chargeback activity taking into consideration the most recent experience through June 30, 2024. LTV per approved policy increased during the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to the inclusion of the majority of marketing development revenue in LTV due to changes in carrier contracts, as well as higher commission rates from annual rate increases. Prior to the fourth quarter of 2023, all marketing development revenue received from carriers was recognized in Other, net revenue. The increases in LTV were partially offset by lower renewal retention rates experienced during the three and six months ended June 30, 2024 due to an increased number of beneficiaries who changed plans, likely driven by improved plan offerings by certain carriers.

CAC per approved policy increased during the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to additional investments in onboarding and training new agents in preparation for the upcoming enrollment periods.

Regulatory Changes.

Fiduciary standards for investment recommendations. In April 2024, the DOL issued a fiduciary rule package (“DOL Fiduciary Package”) that revises the fiduciary definition and amends certain prohibited transaction exemptions relied on by fiduciaries subject to the Employee Retirement Income Security Act of 1974 for the receipt of compensation. Since its release, multiple litigants have challenged the DOL Fiduciary Package and its effective date has been stayed by the courts pending final resolution of the litigation. We will not make substantial adjustments to our Investment and Savings Products business operations in response to this rule.

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

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, disability, and interest rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 9 (Future Policy Benefits) for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing deferred policy acquisition costs (“DAC”).

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
•
Interest Rates. We use a locked-in assumption for future interest rates for reserves underlying our segment results. Policies issued prior to the January 1, 2021 transition date of the Company's adoption of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (the “Transition Date”) use an interest rate that reflects the portfolio’s current reinvestment rate while policies issued on or after the Transition Date use an upper-medium grade fixed income instrument yield during the period of issue.

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

Senior Health Segment. The Senior Health segment results are primarily driven by the number of approved policies, LTV per approved policy and tail revenue adjustments, CAC per approved policy, and other revenue. In addition, our results for the three and six months ended June 30, 2024 include the impairment of goodwill and long-lived assets. Refer to Note 17 (Impairment of Goodwill and Other Long-lived Assets) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the impairment charges.

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

Other revenue. Other revenue recognized in the Senior Health segment includes other revenue received for providing marketing services and health risk assessment services on behalf of certain health insurance carriers. Marketing development revenue is based on agreed-upon objectives with certain health insurance carriers. Marketing development revenue serves to offset contract acquisition costs associated with the distribution of approved policies. Agreements for marketing development revenue are generally short-term in nature and can vary from period to period. Marketing development payments received on a per approved policy basis are recognized in commissions and fees revenue. Health risk assessment services generate revenue from health insurance carriers by collecting information from beneficiaries during the enrollment process.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2023 Annual Report. The most significant items in our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

During the three months ended June 30, 2024, there were no changes in the accounting methodology for our critical accounting estimates with the exception of goodwill. As of June 30, 2024, the Company determined that goodwill that had been allocated solely to the Senior Health segment was impaired and the goodwill balance was reduced to $0. Based on the triggering events identified during the second quarter ended June 30, 2024, we performed a quantitative goodwill impairment analysis that relied on a market approach using the due diligence performed to evaluate exit plans for the senior health business during the current period as described further in Note 17 (Impairment of Goodwill and Other Long-lived Assets) to our unaudited condensed consolidated financial statements included elsewhere in this report. We had previously utilized an income approach to perform the quantitative goodwill impairment analysis as of the latest annual testing date of July 1, 2023 as described in further detail in the Critical Accounting Estimates section of MD&A included in our 2023 Annual Report.

For additional information regarding our other critical accounting estimates, see the Critical Accounting Estimates section of MD&A included in our 2023 Annual Report.

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$845,358	$828,296	$17,062	2%	$1,686,404	$1,646,169	$40,235	2%
Ceded premiums	(427,561)	(425,266)	2,295	*	(837,325)	(830,613)	6,712	*
Net premiums	417,797	403,030	14,767	4%	849,079	815,556	33,523	4%
Commissions and fees	279,769	233,130	46,639	20%	534,790	464,677	70,113	15%
Investment income net of investment expenses	54,111	49,006	5,105	10%	107,702	96,504	11,198	12%
Interest expense on surplus note	(15,659)	(16,608)	(949)	(6)%	(31,444)	(33,042)	(1,598)	(5)%
Net investment income	38,452	32,398	6,054	19%	76,258	63,462	12,796	20%
Realized investment gains (losses)	565	337	228	*	572	(648)	1,220	*
Other investment gains (losses)	(664)	(665)	1	*	634	(4,288)	4,922	*
Investment gains (losses)	(99)	(328)	229	*	1,206	(4,936)	6,142	*
Other, net	67,456	20,155	47,301	*	84,871	39,663	45,208	*
Total revenues	803,375	688,385	114,990	17%	1,546,204	1,378,422	167,782	12%

Benefits and expenses:
Benefits and claims	150,030	148,911	1,119	*	316,351	312,179	4,172	1%
Future policy benefits remeasurement (gain) loss	(4,329)	(1,867)	(2,462)	*	(4,275)	(1,308)	(2,967)	*
Amortization of DAC	73,643	68,110	5,533	8%	145,692	136,033	9,659	7%
Sales commissions	142,154	113,623	28,531	25%	273,292	224,497	48,795	22%
Insurance expenses	62,685	59,093	3,592	6%	125,834	120,219	5,615	5%
Insurance commissions	7,399	9,142	(1,743)	(19)%	17,033	17,281	(248)	(1)%
Contract acquisition costs	15,724	12,602	3,122	25%	29,257	27,586	1,671	6%
Interest expense	6,099	6,686	(587)	(9)%	12,870	13,376	(506)	(4)%
Impairment of goodwill and other long-lived assets	253,607	-	253,607	*	253,607	-	253,607	*
Other operating expenses	88,566	83,189	5,377	6%	189,511	172,721	16,790	10%
Total benefits and expenses	795,578	499,489	296,089	59%	1,359,172	1,022,584	336,588	33%
Income before income taxes	7,797	188,896	(181,099)	(96)%	187,032	355,838	(168,806)	(47)%
Income taxes	6,626	44,392	(37,766)	(85)%	47,958	83,235	(35,277)	(42)%
Net income	$1,171	$144,504	$(143,333)	(99)%	$139,074	$272,603	$(133,529)	(49)%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2024

Total revenues. Total revenues increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to increases in net premiums earned in our Term Life Insurance segment, commissions and fees earned in our Investment and Savings Products segment, net investment income and investment gains earned in our Corporate and Other Distributed Products segment, and a $50.0 million gain recognized within other, net revenue in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 largely due to the impairment of goodwill and other long-lived assets, higher sales commissions in our Investment and Savings Products segment, and higher other operating expenses. Also contributing to the year-over-year increase are higher benefits and claims and DAC amortization in our Term Life Insurance segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate for the three months ended June 30, 2024 was 85.0% compared to 23.5% for the three months ended June 30, 2023. The increase in the effective tax rate during the second quarter of 2024 was primarily driven by the non-cash goodwill impairment charge that is not deductible for income tax purposes and a valuation allowance established against e-TeleQuote state net operating losses. The impact of those two items was partially offset by the Representation and Warranty insurance proceeds, which will be excluded from taxable income, and the write-off of deferred tax liabilities on the intangible assets that were fully impaired in the quarter. Excluding the impact of the four aforementioned items, the effective tax rate for the three months ended June 30, 2024 would have been 23.3%.

For additional information, see the Segment Results discussions below.

Results for the Six Months Ended June 30, 2024

Total revenues. Total revenues increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the same factors as described in the three month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the same factors as described in the three month comparison.

Income taxes. Our effective income tax rate for the six months ended June 30, 2024 was 25.6% compared to 23.4% for the six months ended June 30, 2023. The increase in the effective tax rate during the 2024 period was primarily driven by the same factors as described in the three month comparison. Excluding the impact of the four aforementioned items, the effective tax rate for the six months ended June 30, 2024 would have been 23.2%.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$840,668	$823,297	$17,371	2%	$1,676,989	$1,636,177	$40,812	2%
Ceded premiums	(426,348)	(423,704)	2,644	*	(834,906)	(827,747)	7,159	*
Net premiums	414,320	399,593	14,727	4%	842,083	808,430	33,653	4%
Other, net	12,624	12,280	344	3%	25,274	24,513	761	3%
Total revenues	426,944	411,873	15,071	4%	867,357	832,943	34,414	4%
Benefits and expenses:
Benefits and claims	146,268	143,855	2,413	2%	310,115	302,795	7,320	2%
Future policy benefits remeasurement (gain) loss	(4,280)	(1,312)	(2,968)	*	(4,600)	(277)	(4,323)	*
Amortization of DAC	71,916	66,004	5,912	9%	142,407	132,072	10,335	8%
Insurance expenses	61,476	57,717	3,759	7%	123,454	117,613	5,841	5%
Insurance commissions	3,785	5,496	(1,711)	(31)%	9,833	10,086	(253)	(3)%
Total benefits and expenses	279,165	271,760	7,405	3%	581,209	562,289	18,920	3%
Income before income taxes	$147,779	$140,113	$7,666	5%	$286,148	$270,654	$15,494	6%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2024

Net premiums. Direct premiums increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $8.8 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $6.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the three month period in 2024 were higher compared to the three month period in 2023 and in line with the growth in the in-force book of business.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and represents differences in experience variances that occurred in each period. The gain recognized in the 2024 period is primarily due to favorable mortality experience.

Amortization of DAC. The amortization of DAC increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to higher growth-related and employee-related costs. These increases were partially offset by lower technology costs for the segment as the 2023 period included technology spending associated with the launch of our new term life insurance products.

Results for the Six Months Ended June 30, 2024

Net premiums. Direct premiums increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $20.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $13.5 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Amortization of DAC. The amortization of DAC increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$101,177	$74,958	$26,219	35%	$189,924	$147,346	$42,578	29%
Asset-based revenues	132,765	113,335	19,430	17%	261,297	225,239	36,058	16%
Account-based revenues	23,740	23,095	645	3%	46,919	45,886	1,033	2%
Other, net	3,224	3,121	103	3%	6,482	6,240	242	4%
Total revenues	260,906	214,509	46,397	22%	504,622	424,711	79,911	19%
Expenses:
Amortization of DAC	1,478	1,409	69	5%	2,679	2,901	(222)	(8)%
Insurance commissions	3,343	3,273	70	2%	6,743	6,581	162	2%
Sales commissions:
Sales-based	70,509	53,630	16,879	31%	133,322	106,082	27,240	26%
Asset-based	66,525	55,085	11,440	21%	130,733	109,361	21,372	20%
Other operating expenses	44,269	41,529	2,740	7%	90,800	84,095	6,705	8%
Total expenses	186,124	154,926	31,198	20%	364,277	309,020	55,257	18%
Income before income taxes	$74,782	$59,583	$15,199	26%	$140,345	$115,691	$24,654	21%

Results for the Three Months Ended June 30, 2024

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 driven by higher sales-based and asset-based revenues. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and U.S. mutual fund product sales. Higher asset-based revenues were driven by an increase in average client assets in the 2024 period versus the prior year period.

Sales commissions. The increase in sales-based commissions for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was generally in line with the increases in sales-based revenues although modestly lower due to a mix shift towards higher margin variable annuity sales. Asset-based commissions were up for the three months ended June 30, 2024 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended June 30, 2024 increased compared to the three months ended June 30, 2023 primarily due to higher growth-related and employee-related costs.

Results for the Six Months Ended June 30, 2024

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Sales commissions. Sales commissions increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison.

Senior Health Segment. Senior Health segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees (1)	$11,576	$11,371	$205	2%	$17,652	$27,125	$(9,473)	(35)%
Other, net	844	3,519	(2,675)	(76)%	1,648	6,474	(4,826)	(75)%
Total revenues	12,420	14,890	(2,470)	(17)%	19,300	33,599	(14,299)	(43)%

Benefits and expenses:
Contract acquisition costs	15,724	12,602	3,122	25%	29,257	27,586	1,671	6%
Impairment of goodwill and other long-lived assets	253,607	-	253,607	*	253,607	-	253,607	*
Other operating expenses	8,061	8,320	(259)	(3)%	15,561	15,808	(247)	(2)%
Total benefits and expenses	277,392	20,922	256,470	*	298,425	43,394	255,031	*
Loss before income taxes	$(264,972)	$(6,032)	$258,940	*	$(279,125)	$(9,795)	$269,330	*

(1)
Includes a negative tail revenue adjustment of $1.8 million and $9.7 million for the three and six months ended June 30, 2024, respectively. There was no tail revenue adjustment for the three and six months ended June 30, 2023.

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2024

Commissions and fees. Commissions and fees did not change significantly during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Approved policy sales volumes were higher during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. In addition, there were higher LTVs per approved policy compared to the prior year period. LTVs per approved policy included most marketing development revenue in the three months ended June 30, 2024 while LTVs in the three months ended June 30, 2023 did not include marketing development revenue based on changes made to contracts with carriers. Mostly offsetting these increases was a $1.8 million negative tail revenue adjustment recognized during the three months ended June 30, 2024 resulting from lower than expected renewals attributable to policy churn at certain health insurance carriers. There was no tail revenue adjustment during the three months ended June 30, 2023.

Other, net. Other, net decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the change in presentation of $2.5 million in marketing development revenues in the current period that are now earned on a per policy basis and presented in commissions and fees revenue as part of LTV instead of in Other, net revenue.

Contract acquisition costs. Total CAC increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher approved policy sales volumes and higher per unit CAC as described earlier in the Business Trends and Conditions section.

Impairment of goodwill and other long-lived assets. Impairment of goodwill and other long-lived assets was recorded in the second quarter of 2024 compared to no impairment in the same period in the prior year. Refer to Note 17 (Impairment of Goodwill and Other Long-lived Assets) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the impairment charges.

Other operating expenses. Other operating expenses did not change significantly during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Results for the Six Months Ended June 30, 2024

Commissions and fees. Commissions and fees decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $9.7 million negative tail revenue adjustment recognized during the six months ended June 30, 2024 resulting from lower than expected renewals attributable to policy churn at certain health insurance carriers. There was no tail revenue adjustment during the six months ended June 30, 2023. Additionally, approved policy sales volumes were lower during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which also contributed to the reduction in commissions and fees revenue. These decreases were partially offset by higher LTVs per approved policy compared to the prior year period. LTVs per approved policy included most marketing development revenue in the six months ended June 30, 2024 while LTVs in the six months ended June 30, 2023 did not include marketing development revenue based on changes made to contracts with carriers.

Other, net. Other, net decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the change in presentation of $5.4 million in marketing development revenues in the current period that are now earned on a per policy basis and presented in commissions and fees revenue as part of LTV instead of in Other, net revenue.

Contract acquisition costs. Total CAC increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher per unit CAC as described earlier in the Business Trends and Conditions section.

Impairment of goodwill and other long-lived assets. Impairment of goodwill and other long-lived assets was recorded in the six months ended June 30, 2024 compared to no impairment in the same period in the prior year. Refer to Note 17 (Impairment of Goodwill and Other Long-lived Assets) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on the impairment charges.

Other operating expenses. Other operating expenses did not change significantly during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,690	$4,999	$(309)	(6)%	$9,415	$9,992	$(577)	(6)%
Ceded premiums	(1,213)	(1,562)	(349)	(22)%	(2,419)	(2,866)	(447)	(16)%
Net premiums	3,477	3,437	40	1%	6,996	7,126	(130)	(2)%
Commissions and fees	10,511	10,371	140	1%	18,998	19,081	(83)	*
Investment income net of investment expenses	54,111	49,006	5,105	10%	107,702	96,504	11,198	12%
Interest expense on surplus note	(15,659)	(16,608)	(949)	(6)%	(31,444)	(33,042)	(1,598)	(5)%
Net investment income	38,452	32,398	6,054	19%	76,258	63,462	12,796	20%
Realized investment gains (losses)	565	337	228	*	572	(648)	1,220	*
Other investment gains (losses)	(664)	(665)	1	*	634	(4,288)	4,922	*
Investment gains (losses)	(99)	(328)	229	*	1,206	(4,936)	6,142	*
Other, net	50,764	1,235	49,529	*	51,467	2,436	49,031	*
Total revenues	103,105	47,113	55,992	*	154,925	87,169	67,756	*
Benefits and expenses:
Benefits and claims	3,762	5,056	(1,294)	(26)%	6,236	9,384	(3,148)	(34)%
Future policy benefits remeasurement (gain) loss	(49)	(555)	506	*	325	(1,031)	1,356	*
Amortization of DAC	249	697	(448)	(64)%	606	1,060	(454)	(43)%
Insurance expenses	1,209	1,376	(167)	(12)%	2,380	2,606	(226)	(9)%
Insurance commissions	271	373	(102)	(27)%	457	614	(157)	(26)%
Sales commissions	5,120	4,908	212	4%	9,237	9,054	183	2%
Interest expense	6,099	6,686	(587)	(9)%	12,870	13,376	(506)	(4)%
Other operating expenses	36,236	33,340	2,896	9%	83,150	72,818	10,332	14%
Total benefits and expenses	52,897	51,881	1,016	2%	115,261	107,881	7,380	7%
Income (loss) before income taxes	$50,208	$(4,768)	$(54,976)	*	$39,664	$(20,712)	$(60,376)	*

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2024

Total revenues. Total revenues increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher net investment income and investment gains, and a $50.0 million gain within other, net revenue related to payments received under a Representation and Warranty insurance policy. Net investment income increased $2.5 million from higher yields in the invested asset portfolio, $2.0 million from a larger invested asset portfolio, and a $0.8 million higher total return on the deposit asset backing our 10% coinsurance agreement compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 3 (Investments) and Note 15 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report. For more information on the gain related to payments received under the Representation and Warranty insurance policy, refer to Note 2 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment losses decreased during the three months ended June 30, 2024 compared to investment losses during the three months ended June 30, 2023 primarily due to a higher gains from sales during the 2024 period.

Total benefits and expenses. Total benefits and expenses increased slightly during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to higher infrastructure technology costs and employee-related costs. These increases were partially offset by a decrease in benefits and claims as a result of a credit loss recognized during the three months ended June 30, 2023 for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was ordered into liquidation.

Results for the Six Months Ended June 30, 2024

Total revenues. Total revenues increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 also due to higher net investment income and investment gains and the $50.0 million gain within other, net revenue related to payments received under a Representation and Warranty insurance policy. Net investment income increased $6.2 million from higher yields in the invested asset portfolio, $4.0 million from a larger invested asset portfolio, and a $0.9 million higher total return on the deposit asset backing our 10% coinsurance agreement compared to the same period in the prior year.

Investment gains increased during the six months ended June 30, 2024 compared to investment losses during the six months ended June 30, 2023 primarily due to a $0.6 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the 2024 period compared to a $2.1 million negative mark-to-market adjustment during the 2023 period. In addition, there was a $2.2 million credit loss recognized for debt securities associated with a specific issuer that we had designated our intent to sell, partially offset by a $0.4 million gain from the subsequent sale of these securities during the 2023 period.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the same factors as described in the three month comparison in addition to a better year-over-year claims experience in our closed blocks of non-term life insurance.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2024, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2024	December 31, 2023
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	4.9 years	4.7 years
Average book yield of our fixed-maturity portfolio	4.01%	3.83%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2024		December 31, 2023
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$556,083	18%	$556,936	19%
AA	427,055	14%	439,814	15%
A	736,558	24%	735,647	25%
BBB	1,272,114	42%	1,162,279	39%
Below investment grade	45,065	2%	58,221	2%
Not rated	197	*	698	*
Total	$3,037,072	100%	$2,953,595	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	June 30, 2024
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Province of Ontario Canada	$15,425	$15,928	$(503)	A+
Government of Canada	15,001	15,872	(871)	AAA
Province of Alberta Canada	14,572	15,636	(1,064)	AA-
Province of Quebec Canada	14,524	15,092	(568)	AA-
Realty Income Corp	14,016	15,037	(1,021)	A-
ONEOK Inc.	13,881	14,385	(504)	BBB
Ontario Teachers' Pension Plan	12,957	14,299	(1,342)	AA+
Boeing Co	11,569	11,838	(269)	BBB-
Intact Financial Corp	11,454	11,415	39	A+
Manulife Financial Corp	10,818	11,581	(763)	A
Total – ten largest holdings	$134,217	$141,083	$(6,866)
Total – fixed-maturity securities	$2,799,188	$3,037,072
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 3 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of June 30, 2024, the Parent Company had net cash and invested assets of $367.6 million.

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

e-TeleQuote is a senior health insurance distributor of Medicare-related insurance plans. e-TeleQuote collects cash receipts over a number of years after selling a plan, while the cash outflow for commission expense and other acquisition costs to sell the plans are generally recognized at the time of enrollment. Therefore, in periods of growth, net cash flows at e-TeleQuote are expected to be negative, which may require the Parent Company to provide working capital to e-TeleQuote. During the six months ended June 30, 2024, e-TeleQuote generated sufficient cash from operations to fund its operating needs. As discussed in the Business Overview section above, the Company anticipates exiting the senior health business in the third quarter of 2024, which we believe will not significantly adversely impact the Company's liquidity and capital resources.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2024	2023	$
	(In thousands)
Net cash provided by (used in) operating activities	$384,182	$311,692	$72,490
Net cash provided by (used in) investing activities	(56,509)	13,793	(70,302)
Net cash provided by (used in) financing activities	(311,533)	(253,918)	(57,615)
Effect of foreign exchange rate changes on cash	(1,996)	778	(2,774)
Change in cash and cash equivalents	$14,144	$72,345	$(58,201)

Operating Activities. The increase in cash provided by operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by the increase in net income excluding non-cash impairments and the gain recognized from insurance proceeds received under a Representation and Warranty insurance policy in 2024. In addition, timing differences of purchases and maturities of trading securities contributed to the year-over-year increase in cash provided by operating activities.

Investing Activities. Cash associated with investing activities was a use of cash during the six months ended June 30, 2024 compared to a source of cash during the six months ended June 30, 2023 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio. The $50.0 million received under a Representation and Warranty insurance policy partially offset the increase in cash used in investing activities in the 2024 period.

Financing Activities. Cash flows used in financing activities increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Contributing to the increase in cash flows used in financing activities was the increase in the size of the share repurchase program in 2024 as well as differences in the timing of share repurchases during each period. In addition, the increase in the per share dividend paid by the Company in the first six months of 2024 contributed to the increase in cash used in financing activities.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of June 30, 2024, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of June 30, 2024, Primerica Life Canada was in compliance with Canada's minimum capital requirements as defined by OSFI.

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

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of June 30, 2024. No events of default occurred during the three and six months ended June 30, 2024.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2024.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2024.

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

Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business

•
We may not be able to abandon our ownership of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) by the anticipated date, or at all, which would cause us to exit the senior health insurance distribution business by an alternative method that may not be as beneficial to stockholder value as the planned abandonment.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 13 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica, Inc. or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.

The following replaces the risk factors contained in our 2023 Annual Report under the heading “Risks Related to e-TeleQuote's Senior Health Insurance Distribution Business”. All other risk factors contained in our 2023 Annual Report are incorporated herein by reference.

We may not be able to abandon the Company’s ownership of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) by the anticipated date, or at all, which would cause us to exit the senior health insurance distribution business by an alternative method that may not be as beneficial to stockholder value as the planned abandonment.

The Board of Directors (the “Board”) of the Company has determined that the Company’s senior health business, which is operated through its wholly owned subsidiary, e-TeleQuote, does not have a clear path toward anticipated profitability within an acceptable timeframe in the increasingly challenging senior health distribution market. In connection with such decision, the Board has authorized management of the Company to abandon the Company’s ownership of e-TeleQuote with a target date of September 30, 2024. The Board has determined that an abandonment of e-TeleQuote would have certain advantages, including a quicker time frame for ceasing to operate the senior health business as well as maximization of tax benefits. If for any reason the abandonment is unable to be effectuated as expected, then the Company intends to exit the senior health business through another method, which may not be as beneficial to stockholder value as the planned abandonment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2024, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2024	211,230	$229.63	211,181	$267,412,464
May 1- 31, 2024	234,449	222.87	234,432	215,165,694
June 1 - 30, 2024	183,840	228.32	183,765	173,207,776
Total	629,519	$226.73	629,378	$173,207,776

(1)
Consists of repurchases of (a) 141 shares of common stock at an average price of $222.93 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

Primerica, Inc.

August 8, 2024	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)