Form 10-Q
period 2024-09-30
Primerica, Inc.
filed 2024-11-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 33,371,400 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	September 30, 2024	December 31, 2023
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,126,239 in 2024 and $2,935,212 in 2023)	$2,994,955	$2,719,467
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,297,940 in 2024 and $1,334,892 in 2023)	1,330,430	1,386,980
Short-term investments available-for-sale, at fair value (amortized cost: $276 in 2023)	-	276
Equity securities, at fair value (historical cost: $22,881 in 2024 and $27,106 in 2023)	28,411	29,680
Trading securities, at fair value (cost: $3,636 in 2024 and $18,761 in 2023)	3,235	18,383
Policy loans and other invested assets	52,842	51,175
Total investments	4,409,873	4,205,961
Cash and cash equivalents	550,142	594,148
Accrued investment income	26,389	23,958
Reinsurance recoverables	2,873,528	3,015,777
Deferred policy acquisition costs, net	3,636,964	3,447,234
Agent balances, due premiums and other receivables	300,697	269,216
Intangible assets	45,275	45,275
Income taxes	128,479	120,035
Operating lease right-of-use assets	48,190	51,506
Other assets	394,494	439,940
Separate account assets	2,401,137	2,395,842
Assets from discontinued operations entities	-	418,840
Total assets	$14,815,168	$15,027,732

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,919,418	$6,742,025
Unearned and advance premiums	16,186	14,876
Policy claims and other benefits payable	496,835	513,803
Other policyholders’ funds	398,464	435,094
Note payable	594,311	593,709
Surplus note	1,330,090	1,386,592
Income taxes	20,524	76,257
Operating lease liabilities	56,930	58,893
Other liabilities	549,209	579,045
Payable under securities lending	85,236	99,785
Separate account liabilities	2,401,137	2,395,842
Liabilities from discontinued operations entities	-	65,844
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,868,340	12,961,765
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2024 and 2023; issued and outstanding 33,508 shares in 2024 and 34,996 shares in 2023)	335	350
Paid-in capital	-	-
Retained earnings	2,132,015	2,276,946
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	(71,241)	(39,086)
Unrealized foreign currency translation gains (losses)	(10,771)	(2,235)
Net unrealized investment gains (losses) on available-for-sale securities	(103,510)	(170,008)
Total stockholders’ equity	1,946,828	2,065,967
Total liabilities and stockholders’ equity	$14,815,168	$15,027,732

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$852,452	$831,681	$2,538,856	$2,477,850
Ceded premiums	(412,645)	(411,015)	(1,249,970)	(1,241,629)
Net premiums	439,807	420,666	1,288,886	1,236,221
Commissions and fees	271,901	227,514	789,039	665,065
Investment income net of investment expenses	57,017	51,036	164,719	147,540
Interest expense on surplus note	(15,908)	(16,306)	(47,352)	(49,348)
Net investment income	41,109	34,730	117,367	98,192
Realized investment gains (losses)	311	(3)	882	(650)
Other investment gains (losses)	1,898	(1,792)	2,533	(6,080)
Investment gains (losses)	2,209	(1,795)	3,415	(6,730)
Other, net	19,103	16,381	102,326	49,569
Total revenues	774,129	697,496	2,301,033	2,042,317

Benefits and expenses:
Benefits and claims	164,363	162,062	480,714	474,240
Future policy benefits remeasurement (gain) loss	(23,019)	179	(27,294)	(1,129)
Amortization of deferred policy acquisition costs	75,539	69,405	221,231	205,438
Sales commissions	142,254	116,200	415,546	340,697
Insurance expenses	63,529	57,821	189,363	178,039
Insurance commissions	7,180	7,911	24,213	25,192
Interest expense	6,093	6,632	18,964	20,008
Other operating expenses	83,612	70,902	257,561	227,816
Total benefits and expenses	519,551	491,112	1,580,298	1,470,301
Income from continuing operations before income taxes	254,578	206,384	720,735	572,016
Income taxes from continuing operations	59,841	48,930	168,283	134,603
Income from continuing operations	194,737	157,454	552,452	437,413
Loss from discontinued operations, net of income taxes	(30,364)	(5,391)	(249,005)	(12,747)
Net income	$164,373	$152,063	$303,447	$424,666

Basic earnings per share:
Continuing operations	$5.73	$4.38	$16.02	$12.02
Discontinued operations	(0.89)	(0.15)	(7.22)	(0.35)
Basic earnings per share	$4.84	$4.23	$8.80	$11.67

Diluted earnings per share:
Continuing operations	$5.72	$4.38	$16.00	$12.00
Discontinued operations	(0.89)	(0.15)	(7.22)	(0.35)
Diluted earnings per share	$4.83	$4.23	$8.78	$11.65

Weighted-average shares used in computing earnings per share:
Basic	33,834	35,760	34,365	36,225
Diluted	33,891	35,822	34,421	36,302

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$164,373	$152,063	$303,447	$424,666
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	106,493	(55,060)	84,890	(39,694)
Reclassification adjustment for investment (gains) losses included in net income	142	3	(429)	2,817
Effect of change in discount rate assumptions on the liability for future policy benefits	(346,794)	410,460	(40,910)	314,487
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	4,736	(7,016)	(8,536)	1,010
Total other comprehensive income (loss) before income taxes	(235,423)	348,387	35,015	278,620
Income tax expense (benefit) related to items of other comprehensive income (loss)	(51,313)	76,506	9,208	59,125
Other comprehensive income (loss), net of income taxes	(184,110)	271,881	25,807	219,495
Total comprehensive income (loss)	$(19,737)	$423,944	$329,254	$644,161

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$340	$358	$350	$368
Repurchases of common stock	(5)	(5)	(17)	(17)
Net issuance of common stock	-	-	2	2
Balance, end of period	335	353	335	353

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	6,212	3,926	26,715	26,053
Net issuance of common stock	-	-	(2)	(2)
Repurchases of common stock	(6,212)	(3,926)	(26,713)	(26,051)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,122,832	2,190,223	2,276,946	2,153,617
Net income	164,373	152,063	303,447	424,666
Dividends	(30,515)	(23,336)	(82,606)	(70,845)
Repurchases of common stock	(124,675)	(103,572)	(365,772)	(292,060)
Balance, end of period	2,132,015	2,215,378	2,132,015	2,215,378

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	(1,412)	(175,117)	(211,329)	(122,731)
Effect of change in discount rate assumptions on the liability for future policy benefits	(272,682)	322,251	(32,155)	247,219
Change in foreign currency translation adjustment	4,736	(7,016)	(8,536)	1,010
Change in net unrealized investment gains (losses) during the period	83,836	(43,354)	66,498	(28,734)
Balance, end of period	(185,522)	96,764	(185,522)	96,764

Total stockholders’ equity	$1,946,828	$2,312,495	$1,946,828	$2,312,495

Dividends declared per share	$0.90	$0.65	$2.40	$1.95

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$303,447	$424,666
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	79,105	37,206
Deferral of policy acquisition costs	(411,221)	(383,516)
Amortization of deferred policy acquisition costs	221,231	205,438
Change in income taxes	(97,618)	(47,473)
Investment (gains) losses	(3,415)	6,730
Accretion and amortization of investments	(2,748)	(649)
Depreciation and amortization	19,078	24,798
Change in reinsurance recoverables	154,257	180,301
Change in agent balances, due premiums and other receivables	(28,906)	(32,681)
Change in renewal commissions receivable	22,150	8,225
Trading securities sold, matured, or called (acquired), net	15,238	(14,624)
Share-based compensation	19,543	16,622
Impairment of goodwill and other long-lived assets	253,607	-
Gain on insurance proceeds received from acquisition representation and warranty policy	(50,000)	-
Loss on disposal of discontinued operations, excluding income tax benefit	95,787	-
Change in other operating assets and liabilities, net	1,913	26,416
Net cash provided by (used in) operating activities	591,448	451,459

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	6,685	17,580
Fixed-maturity securities — matured or called	298,810	200,207
Short-term investments — sold	-	28,799
Short-term investments — matured or called	268	41,774
Equity securities — sold	-	2,750
Equity securities — matured or called	4,375	-
Available-for-sale investments acquired:
Fixed-maturity securities	(496,290)	(345,137)
Short-term investments	-	(19,767)
Equity securities — acquired	(157)	(380)
Purchases of property and equipment and other investing activities, net	(26,648)	(13,631)
Cash collateral received (returned) on loaned securities, net	(14,549)	(22,982)
Sales (purchases) of short-term investments using securities lending collateral, net	14,549	22,982
Insurance proceeds received from acquisition representation and warranty policy	50,000	-
Disposal of cash in discontinued operations	(18,613)	-
Net cash provided by (used in) investing activities	(181,570)	(87,805)

Cash flows from financing activities:
Dividends paid	(82,606)	(70,845)
Common stock repurchased	(380,645)	(302,516)
Tax withholdings on share-based compensation	(8,333)	(10,239)
Finance leases	(192)	(199)
Net cash provided by (used in) financing activities	(471,776)	(383,799)
Effect of foreign exchange rate changes on cash	(1,108)	(333)
Change in cash and cash equivalents	(63,006)	(20,478)
Cash and cash equivalents, beginning of period	613,148	489,240
Cash and cash equivalents, end of period	$550,142	$468,762

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

On September 30, 2024, the Company abandoned its ownership in e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”). Refer to Note 2 (Discontinued Operations) for more information.

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2024 and December 31, 2023, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect financial statement balances, revenues and expenses and cash flows, as well as the disclosure of contingent assets and liabilities. Management considers available facts and knowledge of existing circumstances when establishing the estimates included in our financial statements. The most significant items that involve a greater degree of accounting estimates and actuarial determinations subject to change in the future are the valuation of investments, deferred policy acquisition costs (“DAC”), liability for future policy benefits (“LFPB”) and corresponding amounts recoverable from reinsurers, and income taxes. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

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

(2) Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if (i) the business has been disposed of or is classified as held for sale; (ii) the disposal of the business represents a strategic shift that will have a major impact on the Company’s operations and financial results; (iii) the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of the disposal; and (iv) the Company will not have any significant continuing involvement in the operations of the business after the disposal. The results of discontinued operations are reported in net income from discontinued

operations in the consolidated statements of income for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell, as applicable. Assets and liabilities related to a business which meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods.

In July 2024, the Board of Directors (“Board”) of the Company authorized the exit of the Senior Health business. On September 30, 2024, the Company irrevocably and permanently surrendered and relinquished all rights in e-TeleQuote to an independent third party without receipt of consideration and with no continuing involvement in its management or operations.

The Company determined that the disposal represented a strategic shift that will have a major impact on the Company's operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business and related assets and liabilities have been reported in discontinued operations for all periods presented in our unaudited condensed consolidated statements of income and our unaudited condensed consolidated balance sheets, respectively. Related balances in the notes to the unaudited condensed consolidated financial statements have been restated to remove balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.6 million, which is comprised of the $95.8 million write-off of e-TeleQuote's assets and liabilities as of the abandonment date and the recognition of a $98.4 million income tax benefit.

The major classes of line items constituting discontinued operations in the unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues:
Commissions and fees	$12,898	$11,388	$30,550	$38,514
Other, net	408	2,048	2,056	8,522
Total revenues	13,306	13,436	32,606	47,036

Expenses:
Contract acquisition costs	16,336	12,568	45,594	40,154
Impairment of goodwill and other long-lived assets	-	-	253,607	-
Loss on disposition	95,787	-	95,787	-
Other operating expenses	16,396	8,451	31,956	24,259
Total expenses	128,519	21,019	426,944	64,413
Loss before income taxes	(115,213)	(7,583)	(394,338)	(17,377)
Income tax benefit	84,849	2,192	145,333	4,630
Loss from discontinued operations, net of income taxes	$(30,364)	$(5,391)	$(249,005)	$(12,747)

The carrying values of the major classes of assets and liabilities from discontinued operations entities included on the unaudited condensed consolidated balance sheets were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$-	$19,000
Renewal commissions receivable	-	128,886
Agent balances, due premiums and other receivables	-	3,850
Goodwill	-	127,707
Intangible assets, net (accumulated amortization: $0 in 2024 and $26,250 in 2023)	-	129,750
Income taxes	-	3,479
Operating lease right-of-use assets	-	2,187
Other assets	-	3,981
Total assets from discontinued operations entities	$-	$418,840

Income taxes	$-	$58,990
Operating lease liabilities	-	2,465
Other liabilities	-	4,389
Total liabilities from discontinued operations entities	$-	$65,844

Total operating and investing cash flows of the discontinued operations were as follows, which excludes the Company's use of $46.5 million of the total income tax benefit recognized on disposal to offset income tax payments during the third quarter of 2024:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$(1,378)	$11,659
Net cash provided by (used in) investing activities	$(18,747)	$(318)

(3) Segment and Geographical Information

Segments. We have two primary operating segments, Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. The Company previously reported a Senior Health segment, which consisted of the Senior Health business that was disposed of as of September 30, 2024, and is now reported in discontinued operations. Refer to Note 2 (Discontinued Operations) for additional information on the disposal.

Notable information included in profit or loss by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues:
Term life insurance segment	$450,306	$428,772	$1,317,661	$1,261,715
Investment and savings products segment	266,073	218,898	770,695	643,609
Corporate and other distributed products segment	57,750	49,826	212,677	136,993
Total revenues	$774,129	$697,496	$2,301,033	$2,042,317

Net investment income:
Term life insurance segment	$-	$-	$-	$-
Investment and savings products segment	-	-	-	-
Corporate and other distributed products segment	41,109	34,730	117,367	98,192
Total net investment income	$41,109	$34,730	$117,367	$98,192

Amortization of DAC:
Term life insurance segment	$73,698	$67,720	$216,105	$199,792
Investment and savings products segment	1,540	1,311	4,219	4,212
Corporate and other distributed products segment	301	374	907	1,434
Total amortization of DAC	$75,539	$69,405	$221,231	$205,438

Non-cash share-based compensation expense:
Term life insurance segment	$890	$626	$3,986	$3,201
Investment and savings products segment	713	672	2,467	2,330
Corporate and other distributed products segment	1,028	563	11,551	10,530
Total non-cash share-based compensation expense	$2,631	$1,861	$18,004	$16,061

Income (loss) from continuing operations before income taxes:
Term life insurance segment	$178,354	$141,222	$464,501	$411,877
Investment and savings products segment	79,911	64,373	220,257	180,064
Corporate and other distributed products segment	(3,687)	789	35,977	(19,925)
Total income from continuing operations before income taxes	$254,578	$206,384	$720,735	$572,016

In April 2024, the Company executed agreements providing for the receipt of proceeds for certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company recognized a gain during the nine months ended September 30, 2024 of $50.0 million, which is equal to the aggregate proceeds received from the third-party insurers under the policy in May 2024, reflecting the full coverage under the policy. The Company recognized this gain in Corporate and Other Distributed Products segment revenues as it resulted from a corporate investment decision to purchase the insurance policy. On a consolidated basis, this gain is included in Other, net revenue in the accompanying unaudited condensed consolidated statements of income.

The Company recorded corporate restructuring charges of $2.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, associated with the decision to exit the Senior Health business, which are included in the determination of income (loss) from continuing operations before income taxes in the Corporate and Other Distributed Products segment.

Total assets from continuing operations by segment were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Assets:
Term life insurance segment	$6,601,695	$6,543,923
Investment and savings products segment (1)	2,565,299	2,537,079
Corporate and other distributed products segment	5,648,174	5,527,890
Total assets from continuing operations	$14,815,168	$14,608,892

(1)
The Investment and Savings Products segment includes assets held in separate accounts. Excluding separate accounts, the Investment and Savings Products segment assets were $164.2 million and $141.3 million as of September 30, 2024 and December 31, 2023, respectively.

Geographical Information. Results of operations by country and long-lived assets – primarily tangible assets reported in other assets in our unaudited condensed consolidated balance sheets – from continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenues by country:
United States	$673,366	$607,627	$2,009,105	$1,780,008
Canada	100,763	89,869	291,928	262,309
Total revenues	$774,129	$697,496	$2,301,033	$2,042,317

	September 30, 2024	December 31, 2023
	(In thousands)
Long-lived assets by country:
United States	$35,960	$34,968
Canada	2,380	2,636
Total long-lived assets	$38,340	$37,604

(4) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,659	$43	$(268)	$9,434
Foreign government	179,581	2,596	(5,433)	176,744
States and political subdivisions	132,867	373	(11,188)	122,052
Corporates	1,893,617	31,741	(86,388)	1,838,970
Residential mortgage-backed securities	551,182	3,247	(51,671)	502,758
Commercial mortgage-backed securities	116,062	178	(10,098)	106,142
Other asset-backed securities	243,271	2,000	(6,416)	238,855
Total fixed-maturity securities	$3,126,239	$40,178	$(171,462)	$2,994,955

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,974	$18	$(476)	$9,516
Foreign government	170,354	1,616	(8,588)	163,382
States and political subdivisions	145,779	891	(14,681)	131,989
Corporates	1,723,023	14,787	(120,286)	1,617,524
Residential mortgage-backed securities	499,771	1,688	(63,928)	437,531
Commercial mortgage-backed securities	127,454	156	(15,443)	112,167
Other asset-backed securities	258,857	763	(12,262)	247,358
Total fixed-maturity securities	2,935,212	19,919	(235,664)	2,719,467
Short-term investments	276	-	-	276
Total fixed-maturity and short-term investments	$2,935,488	$19,919	$(235,664)	$2,719,743

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of September 30, 2024 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$189,343	$188,598
Due after one year through five years	742,682	733,679
Due after five years through 10 years	818,210	775,033
Due after 10 years	465,489	449,890
	2,215,724	2,147,200
Mortgage- and asset-backed securities	910,515	847,755
Total AFS fixed-maturity securities	$3,126,239	$2,994,955

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading Securities. The costs and fair values of the fixed-maturity securities classified as trading securities were as follows:

	September 30, 2024		December 31, 2023
	Cost	Fair value	Cost	Fair value
	(In thousands)
Fixed-maturity securities	$3,636	$3,235	$18,761	$18,383

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re's financial strength rating by A.M. Best was A+ as of September 30, 2024.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2024, the LLC Note had an estimated unrealized holding loss of $32.5 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 16 (Debt) for more information on the Surplus Note.

As of September 30, 2024 and December 31, 2023, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $7.9 million and $7.3 million as of September 30, 2024 and December 31, 2023, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $85.2 million and $99.8 million as of September 30, 2024 and December 31, 2023, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Fixed-maturity securities (available-for-sale)	$31,990	$27,381	$92,543	$79,544
Fixed-maturity security (held-to-maturity)	15,908	16,306	47,352	49,348
Equity securities	324	366	1,036	1,126
Policy loans and other invested assets	402	475	1,407	756
Cash, cash equivalents and short-term investments	6,540	6,609	20,161	17,577
Total return on deposit asset underlying 10% coinsurance agreement(1)	3,959	2,022	8,534	5,707
Gross investment income	59,123	53,159	171,033	154,058
Investment expenses	(2,106)	(2,123)	(6,314)	(6,518)
Investment income net of investment expenses	57,017	51,036	164,719	147,540
Interest expense on surplus note	(15,908)	(16,306)	(47,352)	(49,348)
Net investment income	$41,109	$34,730	$117,367	$98,192
(1)
Includes $1.8 million and $1.9 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2024, respectively. Includes $(0.5) million and $(1.7) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2023, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed-maturity securities	$311	$6	$989	$498
Gross losses from sales of available-for-sale fixed-maturity securities	-	(9)	(107)	(1,148)
Net realized investment gains (losses):	311	(3)	882	(650)
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(453)	-	(453)	(2,167)
Market gains (losses) recognized in net income during the period on equity securities	2,324	(1,800)	2,945	(3,930)
Gains (losses) from equity method investments	15	-	15	-
Gains (losses) from bifurcated options	6	-	5	-
Gains (losses) on trading securities	6	8	21	17
Other investment gains (losses):	1,898	(1,792)	2,533	(6,080)
Investment gains (losses)	$2,209	$(1,795)	$3,415	$(6,730)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales or other redemptions	$88,669	$50,968	$305,763	$288,360

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2024 and December 31, 2023, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$7,197	$(268)
Foreign government	3,784	(8)	94,698	(5,425)
States and political subdivisions	2,184	(26)	104,179	(11,162)
Corporates	26,434	(99)	1,071,528	(86,289)
Residential mortgage-backed securities	28,356	(261)	347,794	(51,410)
Commercial mortgage-backed securities	2,874	(1)	94,206	(10,097)
Other asset-backed securities	6,425	(19)	120,721	(6,397)
Total fixed-maturity securities	$70,057	$(414)	$1,840,323	$(171,048)

	December 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$9,188	$(476)
Foreign government	17,209	(62)	104,827	(8,526)
States and political subdivisions	4,883	(46)	107,021	(14,635)
Corporates	39,783	(907)	1,231,694	(119,379)
Residential mortgage-backed securities	14,872	(142)	360,987	(63,786)
Commercial mortgage-backed securities	4,721	(107)	97,417	(15,336)
Other asset-backed securities	41,417	(159)	136,841	(12,103)
Total fixed-maturity securities	$122,885	$(1,423)	$2,047,975	$(234,241)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,081.8 million and $2,406.5 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We recognized $0.5 million for credit losses on AFS securities for the three and nine months ended September 30, 2024 in the unaudited condensed consolidated statements of income. We did not recognize any credit losses on AFS securities for the three months ended September 30, 2023 and we recognized $2.2 million for credit losses on AFS securities for the nine months ended September 30, 2023 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of September 30, 2024 and December 31, 2023. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,434	$-	$9,434
Foreign government	-	176,744	-	176,744
States and political subdivisions	-	122,052	-	122,052
Corporates	4,024	1,834,946	-	1,838,970
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	502,758	-	502,758
Commercial mortgage-backed securities	-	106,142	-	106,142
Other asset-backed securities	-	236,990	1,865	238,855
Total available-for-sale fixed-maturity securities	4,024	2,989,066	1,865	2,994,955
Equity securities	25,845	993	1,573	28,411
Trading securities	-	3,235	-	3,235
Cash and cash equivalents	450,325	99,817	-	550,142
Separate accounts	-	2,401,137	-	2,401,137
Total fair value assets	$480,194	$5,494,248	$3,438	$5,977,880
Fair value liabilities:
Separate accounts	$-	$2,401,137	$-	$2,401,137
Total fair value liabilities	$-	$2,401,137	$-	$2,401,137

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,516	$-	$9,516
Foreign government	-	163,382	-	163,382
States and political subdivisions	-	131,989	-	131,989
Corporates	3,951	1,613,573	-	1,617,524
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	437,531	-	437,531
Commercial mortgage-backed securities	-	112,167	-	112,167
Other asset-backed securities	-	246,858	500	247,358
Total available-for-sale fixed-maturity securities	3,951	2,715,016	500	2,719,467
Short-term investments	-	276	-	276
Total available-for-sale securities	3,951	2,715,292	500	2,719,743
Equity securities	27,062	974	1,644	29,680
Trading securities	-	18,383	-	18,383
Cash and cash equivalents	594,148	-	-	594,148
Separate accounts	-	2,395,842	-	2,395,842
Total fair value assets	$625,161	$5,130,491	$2,144	$5,757,796
Fair value liabilities:
Separate accounts	$-	$2,395,842	$-	$2,395,842
Total fair value liabilities	$-	$2,395,842	$-	$2,395,842

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30,(1)
	2024	2023	2024	2023
	(In thousands)
Level 3 assets, beginning of period	$10,453	$1,628	$2,144	$1,710
Net unrealized gains (losses) included in other comprehensive income (loss)	146	-	185	(61)
Realized gains (losses) and accretion (amortization) recognized in earnings	(31)	(8)	(72)	(89)
Purchases	1,851	-	10,666	2,316
Settlements	-	-	-	(8)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(8,981)	-	(9,485)	(2,248)
Level 3 assets, end of period	$3,438	$1,620	$3,438	$1,620
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2024 and 2023.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2024		December 31, 2023
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,994,955	$2,994,955	$2,719,467	$2,719,467
Fixed-maturity security (held-to-maturity)(1)	1,330,430	1,297,940	1,386,980	1,334,892
Short-term investments (available-for-sale)	-	-	276	276
Equity securities	28,411	28,411	29,680	29,680
Trading securities	3,235	3,235	18,383	18,383
Policy loans(1)	42,431	42,431	38,975	38,975
Deposit asset underlying 10% coinsurance agreement(1)	166,425	166,425	187,377	187,377
Separate accounts	2,401,137	2,401,137	2,395,842	2,395,842
Liabilities:
Note payable(2)(3)	$594,311	$524,085	$593,709	$508,832
Surplus note(1)(2)	1,330,090	1,294,322	1,386,592	1,329,159
Separate accounts	2,401,137	2,401,137	2,395,842	2,395,842
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

Details on in-force life insurance were as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Direct life insurance in-force	$959,866,448	$946,756,416
Amounts ceded to other companies	(820,596,173)	(810,145,801)
Net life insurance in-force	$139,270,275	$136,610,615
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2024 were $368.5 million and $1,083.3 million, respectively, compared to $339.9 million and $1,032.9 million, respectively, for the three and nine months ended September 30, 2023.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	September 30, 2024		December 31, 2023
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1)	$2,196,759	A+	$2,271,223	A+
Munich Re of Malta(1)(2)	229,294	NR	243,890	NR
SCOR Global Life Reinsurance Companies(3)	141,950	A	160,381	A
American Health and Life Insurance Company(1)	134,820	B++	141,771	B++
RGA Reinsurance Company	45,582	A+	43,188	A+
Swiss Re Life & Health America Inc.(4)	40,518	A+	43,873	A+
Korean Reinsurance Company	38,464	A	41,373	A
Munich American Reassurance Company	38,311	A+	50,273	A+
All other reinsurers	8,842	-	20,925	-
Allowance for credit losses	(1,012)		(1,120)
Reinsurance recoverables	$2,873,528		$3,015,777

NR – not rated by A.M. Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$1,122	$5,599	$1,120	$2,936
Current period (benefit) provision for expected credit losses	(110)	302	(108)	2,965
Balance, at the end of period	$1,012	$5,901	$1,012	$5,901

(7) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Nine months ended		Year ended
	September 30, 2024		December 31, 2023
	(In thousands)
	Term Life	Segregated Funds (Canada)	Term Life	Segregated Funds (Canada)
DAC balance, beginning of period	$3,366,281	$63,029	$3,106,148	$62,341
Capitalization	416,398	2,184	521,718	4,353
Amortization	(216,105)	(4,219)	(268,803)	(5,479)
Foreign exchange translation and other	(5,903)	(1,527)	7,218	1,814
DAC balance, at the end of period	$3,560,671	$59,467	$3,366,281	$63,029

Reconciliation of DAC by product was as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$3,560,671	$3,366,281
Segregated Funds (Canada)	59,467	63,029
Other	16,826	17,924
Total DAC, net	$3,636,964	$3,447,234

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the nine months ended September 30, 2024 and 2023.

(8) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	September 30, 2024	December 31, 2023
	(In thousands)
Fixed-income securities	$803,916	$876,524
Equity securities	1,541,997	1,436,122
Cash and cash equivalents	58,666	87,530
Due to/from funds	(3,463)	(4,357)
Other	21	23
Total separate account assets	$2,401,137	$2,395,842

The following table represents the balances of and changes in separate account liabilities:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
	(In thousands)
Separate account liabilities balance, beginning of period	$2,395,842	$2,305,717
Premiums and deposits	124,235	186,631
Surrenders and withdrawals	(309,274)	(343,473)
Investment performance	293,221	245,565
Management fees and other charges	(45,516)	(62,159)
Foreign exchange translation	(57,371)	63,561
Separate account liabilities balance, end of period	$2,401,137	$2,395,842
Cash surrender value	$2,367,983	$2,354,813

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

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Policy claims and other benefits payable, beginning of period	$513,803	$538,250
Less reinsured policy claims and other benefits payable	534,674	543,433
Net balance, beginning of period	(20,871)	(5,183)
Incurred related to current year	189,772	183,506
Incurred related to prior years (1)	(3,418)	(4,103)
Total incurred	186,354	179,403
Claims paid related to current year, net of reinsured policy claims received	(224,952)	(245,951)
Reinsured policy claims received related to prior years, net of claims paid	37,111	18,499
Total paid	(187,841)	(227,452)
Foreign currency translation	(241)	43
Net balance, end of period	(22,599)	(53,189)
Add reinsured policy claims and other benefits payable	519,434	528,592
Balance, end of period	$496,835	$475,403
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

(10) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,977,353	$13,053,386
Balance at original discount rate, beginning of period	14,012,553	13,521,221
Effect of changes in cash flow assumptions	(87,241)	(5,364)
Effect of actual variances from expected experience	(295,551)	(229,884)
Adjusted balance, beginning of period	13,629,761	13,285,973
Issuances	1,429,508	1,836,290
Interest accrual at original discount rate	454,639	544,806
Net premiums collected	(1,296,656)	(1,682,924)
Foreign currency translation	(24,631)	28,408
Expected net premiums at original discount rate, end of period	14,192,621	14,012,553
Effect of changes in discount rate assumptions	172,022	(35,200)
Expected net premiums at then current discount rate, end of period	$14,364,643	$13,977,353

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,508,435	$19,143,253
Balance at original discount rate, beginning of period	20,391,694	19,706,818
Effect of changes in cash flow assumptions	(101,218)	(7,254)
Effect of actual variances from expected experience	(304,161)	(225,539)
Adjusted balance, beginning of period	19,986,315	19,474,025
Issuances	1,434,843	1,840,996
Interest accrual at original discount rate	693,859	856,727
Benefit payments	(1,391,067)	(1,823,542)
Foreign currency translation	(37,837)	43,488
Expected future policy benefits at original discount rate, end of period	20,686,113	20,391,694
Effect of changes in discount rate assumptions	381,760	116,741
Expected future policy benefits at then current discount rate, end of period	$21,067,873	$20,508,435

LFPB	$6,703,230	$6,531,082
Less: reinsurance recoverables	2,858,388	3,001,074
Net LFPB, after reinsurance recoverables	$3,844,842	$3,530,008
Weighted-average duration of net LFPB (in years)	8.0	7.9

Our annual actuarial assumption review was performed during the third quarter of 2024. Assumptions were updated using experience studies based on the Company’s own data including actual to expected cash flow variances by policy cohort. Actuarial judgment was also used since prior historical experience may not fully reflect future expected experience.

As a result of the assumption review, the LFPB recognized for the Term Life Insurance segment decreased by $28 million, net of reinsurance, primarily due to the reduction of the expected cost of waiver of premium benefits. The adjustment resulting from the assumption change was recognized as a remeasurement gain in the accompanying unaudited condensed consolidated statements of income during the three and nine months ended September 30, 2024. The waiver of premium benefit offered for our term life insurance product is an optional supplemental rider that waives the policyholder’s insurance premiums during a qualifying disability. Lower than expected disability incidence rates have consistently been observed each year since the COVID-19 pandemic. Unlike our mortality or lapse rates, which had both favorable and unfavorable experience in the years since the onset of the pandemic, the disability incidence rates declined in 2020 and have remained at similar levels since then. Therefore, we have partially reflected this improvement in recognizing our best estimate assumption in determining our LFPB. Waiver of premium benefits are not reinsured on a yearly renewal term basis, therefore, most of the impact of this assumption change is reflected in the future policy benefits remeasurement gain line item in the accompanying unaudited condensed consolidated statements of income.

In our recent experience, we continue to observe lower mortality and higher lapses compared to the updated actuarial assumptions in our Term Life Insurance segment. However, we believe the majority of these variances are likely temporary and experience will return to pre-COVID-19 pandemic levels in the future. Slight changes were made to the mortality assumption that included rolling the mortality improvement forward one calendar year. The early duration lapse rate assumption was also increased to partially reflect recent experience. The LFPB impact, net of reinsurance, for both the mortality and lapse assumption changes was de minimus.

We also performed our annual review of LFPB assumptions for our closed block of non-term life insurance included in the Corporate and Other Distributed Products segment. Based on this review, we recognized a remeasurement loss of approximately $5 million during the three and nine months ended September 30, 2024.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes with the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and nine months ended September 30, 2024 and 2023.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$6,703,230	$6,531,082
Other	216,188	210,943
Total	$6,919,418	$6,742,025

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$2,858,388	$3,001,074
Other	15,140	14,703
Total	$2,873,528	$3,015,777

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	September 30, 2024		December 31, 2023
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,779,835	$21,067,872	$33,342,272	$20,508,435
Expected future gross premiums	$39,343,577	$27,423,186	$38,701,869	$26,687,880

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Term Life Insurance
Gross premiums	$847,626	$826,665	$2,524,615	$2,462,842
Interest accretion (expense)	$(80,375)	$(80,231)	$(239,220)	$(234,016)

The weighted-average discount rates were as follows:

	September 30, 2024	December 31, 2023
Term Life Insurance
Original discount rate	4.91%	4.93%
Current discount rate	5.06%	4.91%

There were no changes to the methods used to determine the discount rates during the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

(11) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Nine months ended September 30,
	2024	2023
	(In thousands)
Common stock, beginning of period	$34,996	$36,824
Shares of common stock issued upon exercise of stock options	-	60
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	152	189
Common stock retired	(1,640)	(1,731)
Common stock, end of period	$33,508	$35,342

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2024, we had a total of 216,617 RSUs and 58,619 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 13 (Share-Based Transactions) for discussion of the PSU award structure.

On November 16, 2023, our Board authorized a share repurchase program for up to $425.0 million of our outstanding common stock for purchases from November 16, 2023 through December 31, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,606,227 shares of our common stock in the open market for an aggregate purchase price of $380.6 million through September 30, 2024. Approximately $44.4 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2024.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$194,737	$157,454	$552,452	$437,413
Income attributable to unvested participating securities	(704)	(662)	(1,872)	(1,880)
Income from continuing operations used in calculating basic EPS	$194,033	$156,792	$550,580	$435,533
Numerator (discontinued operations):
Loss from discontinued operations	$(30,364)	$(5,391)	$(249,005)	$(12,747)
Loss attributable to unvested participating securities	92	19	700	46
Loss from discontinued operations used in calculating basic EPS	$(30,272)	$(5,372)	$(248,305)	$(12,701)
Denominator:
Weighted-average vested shares	33,834	35,760	34,365	36,225
Basic EPS from continuing operations	$5.73	$4.38	$16.02	$12.02
Basic EPS from discontinued operations	(0.89)	(0.15)	(7.22)	(0.35)
Basic EPS	$4.84	$4.23	$8.80	$11.67

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$194,737	$157,454	$552,452	$437,413
Income attributable to unvested participating securities	(703)	(661)	(1,869)	(1,877)
Income from continuing operations used in calculating diluted EPS	$194,034	$156,793	$550,583	$435,536
Numerator (discontinued operations):
Loss from discontinued operations	$(30,364)	$(5,391)	$(249,005)	$(12,747)
Loss attributable to unvested participating securities	92	19	698	46
Loss from discontinued operations used in calculating diluted EPS	$(30,272)	$(5,372)	$(248,307)	$(12,701)
Denominator:
Weighted-average vested shares	33,834	35,760	34,365	36,225
Dilutive effect of incremental shares to be issued for contingently-issuable shares	57	62	56	77
Weighted-average shares used in calculating diluted EPS	33,891	35,822	34,421	36,302
Diluted EPS from continuing operations	$5.72	$4.38	$16.00	$12.00
Diluted EPS from discontinued operations	(0.89)	(0.15)	(7.22)	(0.35)
Diluted EPS	$4.83	$4.23	$8.78	$11.65

(13) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board, and independent sales force leaders. For more information on equity awards granted under the OIP, see Note 15 (Share-Based Transactions) to our consolidated financial statements within our 2023 Annual Report.

In connection with our granting of equity awards to management and members of the Board, we recognize expense over the requisite service period of the equity award. We defer and amortize the fair value of equity awards granted to the sales force in the same manner as other deferred policy acquisition costs for those awards that are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. All equity awards granted to the independent sales force that are not directly related to the successful acquisition of life insurance policies are recognized as expense as incurred, which is in the quarter granted and earned.

The impact of equity awards granted under the OIP (inclusive of discontinued operations) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Equity awards expense recognized	$3,875	$2,035	$19,543	$16,622
Equity awards expense deferred	2,337	1,891	7,170	6,754

On February 16, 2024, the Compensation Committee of our Board granted the following equity awards to employees as part of the annual approval of management incentive compensation:

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

All awards granted to employees on February 16, 2024 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The substantive conditions in order to be retirement eligible require that an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of PSUs that will ultimately be earned for a retirement eligible employee is equal to the amount calculated using the Company’s actual cumulative three-year ROAE and average EPS growth for the performance period even if that employee retires prior to the completion of such relevant three-year performance period.

(14) Commitments and Contingent Liabilities

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

(15) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$4,736	$(7,016)	$(8,536)	$1,010
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$4,736	$(7,016)	$(8,536)	$1,010
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$106,493	$(55,060)	$84,890	$(39,694)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	22,769	(11,704)	18,053	(8,735)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	83,724	(43,356)	66,837	(30,959)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	142	3	(429)	2,817
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	30	1	(90)	592
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	112	2	(339)	2,225
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$83,836	$(43,354)	$66,498	$(28,734)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(346,794)	$410,460	$(40,910)	$314,487
Income tax (expense) benefit on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(74,112)	88,209	(8,755)	67,268
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(272,682)	$322,251	$(32,155)	$247,219

(16) Debt

Notes Payable. As of September 30, 2024, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”), with an annual interest rate of 2.80% that are scheduled to mature on November 19, 2031. As of September 30, 2024, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2024.

Further discussion on the Company’s Senior Notes is included in Note 11 (Debt) to our consolidated financial statements within our 2023 Annual Report.

Surplus Note. As of September 30, 2024, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 4 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and nine months ended September 30, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2024.

(17) Revenue from Contracts with Customers

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
•
Fees associated with mortgage distribution and the distribution of other third-party financial products; and
•
Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the independent sales representatives for access to Primerica Online, our primary sales force support tool.

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$14,206	$11,908	$39,479	$36,421
Total segment revenues from contracts with customers	14,206	11,908	39,479	36,421
Revenues from sources other than contracts with customers	436,100	416,864	1,278,182	1,225,294
Total Term Life Insurance segment revenues	$450,306	$428,772	$1,317,661	$1,261,715

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$96,269	$72,996	$286,192	$220,343
Asset-based revenues	128,296	105,681	362,406	303,306
Account-based revenues	24,107	23,344	71,027	69,229
Other, net	3,646	3,145	10,128	9,385
Total segment revenues from contracts with customers	252,318	205,166	729,753	602,263
Revenues from sources other than contracts with customers (segregated funds)	13,755	13,732	40,942	41,346
Total Investment and Savings Products segment revenues	$266,073	$218,898	$770,695	$643,609

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$9,474	$11,761	$28,472	$30,841
Other, net	1,251	1,328	2,719	3,763
Total segment revenues from contracts with customers	10,725	13,089	31,191	34,604
Revenues from sources other than contracts with customers	47,025	36,737	181,486	102,389
Total Corporate and Other Distributed Products segment revenues	$57,750	$49,826	$212,677	$136,993

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Corporate and Other Distributed Products segment, we record a renewal commission receivable contract asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained, in Other assets in the accompanying unaudited condensed consolidated balance sheets. The renewal commissions receivable is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Corporate and Other Distributed Products segment:
Balance, beginning of period	$59,880	$60,406	$61,372	$60,644
Commissions revenue	4,988	7,877	15,890	19,652
Less: collections	(6,263)	(6,141)	(18,657)	(18,154)
Balance, at the end of period	$58,605	$62,142	$58,605	$62,142

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(18) Income Taxes

Effective tax rate reconciliation. Total income tax expense from continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal tax rate of 21% for the three and nine months ended September 30, 2024 and 2023. The reconciliation for such difference follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance against state net operating losses(1)	—%	—%	1.5%	—%
Gain on insurance proceeds	—%	—%	(1.5)%	—%
Other permanent items	2.5%	2.7%	2.3%	2.5%
Effective tax rate	23.5%	23.7%	23.3%	23.5%
(1)
U.S. GAAP requires a change in a valuation allowance resulting from the change in judgment about the realizability of a deferred tax asset to be presented in income tax expense from continuing operations. In the second quarter of 2024, the Company recorded a valuation allowance of $11.1 million related to e-TeleQuote state net operating losses because management determined as of June 30, 2024 that it was more-likely-than-not that those deferred tax assets would not be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2023 to September 30, 2024. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2023 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

The Company previously reported a Senior Health segment, which consisted of e-TeleQuote Insurance, Inc. and subsidiaries, a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”) that was disposed of as of September 30, 2024, and is now reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

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

Business Trends and Conditions

The relative strength and stability of the financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, equity market returns and interest rates impact consumer demand for the investment and savings products we distribute. Our customers’ perception of the strength of the capital markets may also influence their decisions to invest in the investment and savings products we distribute.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the results of our business for all amounts translated and reported in U.S. dollars.

Volatility in capital markets in recent periods has continued to impact our business. Strong equity market performance has influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 has largely driven the unrealized losses that have accumulated in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement for securities where we have no present intention to dispose of them and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

Significant inflation that followed the peak of the COVID-19 pandemic has led to an elevated cost of living for middle-income families. We believe that the higher cost of living has adversely impacted persistency for term life insurance policies. While the rate of inflation has been normalizing from its peak in 2022, lapses of term life insurance policies have remained above long-term historical levels. The continuation of the elevated cost of living could adversely impact demand for our products.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
New recruits	142,655	92,269	349,928	271,933
New life-licensed independent sales representatives	14,349	12,311	41,700	36,067

The number of new recruits increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023. The year-over-year increase was primarily driven by the momentum following our biennial convention held in July 2024 and special recruiting incentives that were offered in connection with the convention. Approximately 81,000 individuals were recruited while the special incentives were in place. In addition, positive sentiment regarding interest in our business opportunity along with the demand for supplemental income likely contributed to the increase in recruiting.

New life-licensed independent sales representatives increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023 as the pipeline of recruits has increased year-over-year.

The size of the life-licensed independent sales force was as follows:

	September 30, 2024	September 30, 2023
Life-licensed independent sales representatives, at period end	148,890	139,053

The increased number of life-licensed independent sales representatives as of September 30, 2024 reflects the strong recruiting and licensing activity discussed above.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average number of life-licensed independent sales representatives	147,128	138,388	144,455	136,912
Number of new policies issued	93,377	88,589	280,732	270,103
Average monthly rate of new policies issued per life-licensed independent sales representative	0.21	0.21	0.22	0.22

The average number of life-licensed independent sales representatives increased for the three and nine months ended September 30, 2024 from the same periods in 2023 as a result of strong recruiting and licensing activity that drove growth in the size of the independent sales force as discussed above.

New policies issued during the three and nine months ended September 30, 2024 increased compared to the same periods in 2023 primarily due to year-over-year growth in the number of life-licensed independent sales representatives.

Productivity in the three and nine months ended September 30, 2024 and 2023, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024	% of beginning balance	2023	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$950,880		$934,867		$944,609		$916,808
Net change in face amount:
Issued face amount	30,793	3%	29,452	3%	92,673	10%	89,779	10%
Terminations	(25,264)	(3)%	(24,143)	(3)%	(76,827)	(8)%	(68,936)	(8)%
Foreign currency	1,402	*	(2,320)	*	(2,644)	*	205	*
Net change in face amount	6,931	*	2,989	*	13,202	1%	21,048	2%
Face amount in-force, end of period	$957,811		$937,856		$957,811		$937,856

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three and nine months ended September 30, 2024 as the face amount issued continued to exceed the face amount terminated. Issued face amount during the three and nine months ended September 30, 2024 increased due to the increase in the number of new policies issued as discussed above. Policy terminations increased year-over-year but were consistent when measured as a percentage of beginning face amount in-force. Policy terminations were elevated in all periods with the high cost of living a likely key contributing factor.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,163	$957	$206	21%	$3,553	$2,928	$625	21%
Canada retail mutual funds - with up-front sales commissions	146	110	36	33%	473	366	107	29%
Annuities and other	981	702	279	40%	2,857	2,077	780	38%
Total sales-based revenue generating product sales	2,290	1,769	521	29%	6,883	5,371	1,512	28%
Managed investments	412	236	176	75%	1,239	859	380	44%
Canada retail mutual funds - no up-front sales commissions	189	152	37	25%	584	529	55	10%
Segregated funds	14	17	(3)	(18)%	52	97	(45)	(47)%
Total product sales	$2,905	$2,174	$731	34%	$8,758	$6,856	$1,902	28%

The rollforward of asset values in client accounts were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024	% of beginning balance	2023	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$105,112		$91,646		$96,735		$83,949
Net change in asset values:
Inflows	2,905	3%	2,174	2%	8,758	9%	6,856	8%
Redemptions	(2,461)	(2)%	(1,982)	(2)%	(7,617)	(8)%	(5,479)	(7)%
Net flows	444	*	192	*	1,141	1%	1,377	2%
Change in fair value, net	5,488	5%	(3,094)	(3)%	13,723	14%	3,088	4%
Foreign currency, net	203	*	(303)	*	(352)	*	27	*
Net change in asset values	6,135	6%	(3,205)	(3)%	14,512	15%	4,492	5%
Asset values, end of period	$111,247		$88,441		$111,247		$88,441

* Less than 1%.

Average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$52,721	$44,748	$7,973	18%	$50,765	$43,357	$7,408	17%
Canada retail mutual funds	13,959	11,817	2,142	18%	13,356	$11,576	1,780	15%
Annuities and other	28,921	24,792	4,129	17%	27,647	24,116	3,531	15%
Managed investments	10,216	7,850	2,366	30%	9,466	7,600	1,866	25%
Segregated funds	2,334	2,298	36	2%	2,315	2,317	(2)	*
Total average client asset values	$108,151	$91,505	$16,646	18%	$103,549	$88,966	$14,583	16%

* Less than 1%.

Average number of fee-generating positions were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	Positions	%	2024	2023	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,393	2,342	51	2%	2,377	2,330	47	2%
Recordkeeping only	865	839	26	3%	857	834	23	3%
Total average number of fee-generating positions	3,258	3,181	77	2%	3,234	3,164	70	2%
(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2024

Product sales. Investment and savings product sales increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to our ability to leverage increased demand across all product lines except for Canadian segregated funds. The increase in demand was driven by strong equity market performance in the period leading up to and including the first nine months of 2024. In particular, variable annuity product sales continued to lead the growth in sales as the guarantees offered by these products have become more appealing to investors given strong equity market performance and elevated interest rates. The increase in product sales for managed investments was also impacted by a favorable comparison to the prior year. Sales during the third quarter of 2023 were temporarily disrupted by the transition of our managed accounts platform to a different third-party clearing broker. Marginally offsetting the increase in product sales were lower year-over-year sales of Canadian segregated funds as sales of investments in new Canadian segregated funds accounts have effectively been discontinued after May 2023 due to new regulations in Canada. Refer to the MD&A section of the 2023 Annual Report for more information on regulations impacting Canadian segregated funds.

Rollforward of client asset values. Ending client asset values increased during the three months ended September 30, 2024 and decreased during the three months ended September 30, 2023 primarily due to the difference in market performance during each respective period.

Average client asset values. Average client asset values were higher for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 driven by the cumulative effect of market increases and net client inflows.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2024

Product sales. Investment and savings product sales increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Ending client asset values increased during the nine months ended September 30, 2024 and the nine months ended September 30, 2023 primarily due to market performance during each respective period.

Average client asset values. Average client asset values was higher for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the same factors as described in the three month comparison.

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

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, disability, and interest rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 10 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing deferred policy acquisition costs (“DAC”).

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
•
Disability. Our profitability will fluctuate to the extent actual disability rates underlying our waiver of premium benefits, including recovery rates for individuals currently disabled, differ from actuarial assumptions. The waiver of premium benefit is secondary to the death benefit coverage provided. However, the waiver of premium benefit is not reinsured on a yearly renewable term (“YRT”) basis and material changes in assumptions compared to expectations can have a disproportionate impact on our financial results.
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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance and Investment and Savings Products segments), interest expense on notes payable, a redundant reserve financing transaction and our revolving credit facility (“Revolving Credit Facility”), as well as realized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See Note 11 (Stockholders’ Equity), Note 14 (Commitments and Contingent Liabilities), and Note 16 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk included in our 2023 Annual Report and Note 3 (Segment and Geographical Information) to our

unaudited condensed consolidated financial statements included elsewhere in this report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$852,452	$831,681	$20,771	2%	$2,538,856	$2,477,850	$61,006	2%
Ceded premiums	(412,645)	(411,015)	1,630	*	(1,249,970)	(1,241,629)	8,341	*
Net premiums	439,807	420,666	19,141	5%	1,288,886	1,236,221	52,665	4%
Commissions and fees	271,901	227,514	44,387	20%	789,039	665,065	123,974	19%
Investment income net of investment expenses	57,017	51,036	5,981	12%	164,719	147,540	17,179	12%
Interest expense on surplus note	(15,908)	(16,306)	(398)	(2)%	(47,352)	(49,348)	(1,996)	(4)%
Net investment income	41,109	34,730	6,379	18%	117,367	98,192	19,175	20%
Realized investment gains (losses)	311	(3)	314	*	882	(650)	1,532	*
Other investment gains (losses)	1,898	(1,792)	3,690	*	2,533	(6,080)	8,613	*
Investment gains (losses)	2,209	(1,795)	4,004	*	3,415	(6,730)	10,145	*
Other, net	19,103	16,381	2,722	17%	102,326	49,569	52,757	106%
Total revenues	774,129	697,496	76,633	11%	2,301,033	2,042,317	258,716	13%

Benefits and expenses:
Benefits and claims	164,363	162,062	2,301	1%	480,714	474,240	6,474	1%
Future policy benefits remeasurement (gain) loss	(23,019)	179	(23,198)	*	(27,294)	(1,129)	(26,165)	*
Amortization of DAC	75,539	69,405	6,134	9%	221,231	205,438	15,793	8%
Sales commissions	142,254	116,200	26,054	22%	415,546	340,697	74,849	22%
Insurance expenses	63,529	57,821	5,708	10%	189,363	178,039	11,324	6%
Insurance commissions	7,180	7,911	(731)	(9)%	24,213	25,192	(979)	(4)%
Interest expense	6,093	6,632	(539)	(8)%	18,964	20,008	(1,044)	(5)%
Other operating expenses	83,612	70,902	12,710	18%	257,561	227,816	29,745	13%
Total benefits and expenses	519,551	491,112	28,439	6%	1,580,298	1,470,301	109,997	7%
Income from continuing operations before income taxes	254,578	206,384	48,194	23%	720,735	572,016	148,719	26%
Income taxes	59,841	48,930	10,911	22%	168,283	134,603	33,680	25%
Income from continuing operations	194,737	157,454	37,283	24%	552,452	437,413	115,039	26%
Loss from discontinued operations, net of income taxes	(30,364)	(5,391)	24,973	*	(249,005)	(12,747)	236,258	*
Net income	$164,373	$152,063	$12,310	8%	$303,447	$424,666	$(121,219)	(29)%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2024

Total revenues. Total revenues increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment, net premiums earned in our Term Life Insurance segment, and net investment income and investment gains earned in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 largely due to higher sales commissions in our Investment and Savings Products segment, and higher insurance expenses and other operating expenses. Insurance expenses and other operating expenses were higher in the three months ended September 30, 2024 due to higher variable growth-related costs, infrastructure technology investments, and employee-related costs, which includes higher incentive compensation given current year results. Also contributing to the year-over-year increase are higher benefits and claims and amortization of DAC in our Term Life Insurance segment. Partially offsetting these increases was a future policy benefits remeasurement gain compared to a small remeasurement loss in the comparative period. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate from continuing operations of 23.5% for the three months ended September 30, 2024 was largely consistent compared to 23.7% for the three months ended September 30, 2023. Refer to Note 18 (Income Taxes) to our unaudited condensed consolidated financial statements included elsewhere in this report for a comparison of the year-over-year effective income tax rate.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

For additional information, see the Segment Results discussions below.

Results for the Nine Months Ended September 30, 2024

Total revenues. Total revenues increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the same factors as described in the three month comparison as well as a $50.0 million gain recognized within other, net revenue in our Corporate and Other Distributed Products segment related to payments received under a Representation and Warranty insurance policy in the second quarter of 2024.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the same factors as described in the three month comparison.

Income taxes. Our effective income tax rate from continuing operations of 23.3% for the nine months ended September 30, 2024 was largely consistent compared to 23.5% for the nine months ended September 30, 2023. Refer to Note 18 (Income Taxes) to our unaudited condensed consolidated financial statements included elsewhere in this report for a comparison of the year-over-year effective income tax rate.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$847,626	$826,665	$20,961	3%	$2,524,615	$2,462,842	$61,773	3%
Ceded premiums	(411,526)	(409,801)	1,725	*	(1,246,433)	(1,237,548)	8,885	*
Net premiums	436,100	416,864	19,236	5%	1,278,182	1,225,294	52,888	4%
Other, net	14,206	11,908	2,298	19%	39,479	36,421	3,058	8%
Total revenues	450,306	428,772	21,534	5%	1,317,661	1,261,715	55,946	4%
Benefits and expenses:
Benefits and claims	160,652	158,508	2,144	1%	470,766	461,303	9,463	2%
Future policy benefits remeasurement (gain) loss	(28,203)	251	(28,454)	*	(32,802)	(26)	(32,776)	*
Amortization of DAC	73,698	67,720	5,978	9%	216,105	199,792	16,313	8%
Insurance expenses	62,395	56,698	5,697	10%	185,849	174,310	11,539	7%
Insurance commissions	3,410	4,373	(963)	(22)%	13,242	14,459	(1,217)	(8)%
Total benefits and expenses	271,952	287,550	(15,598)	(5)%	853,160	849,838	3,322	*
Income from continuing operations before income taxes	$178,354	$141,222	$37,132	26%	$464,501	$411,877	$52,624	13%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2024

Net premiums. Direct premiums increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $6.2 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $4.5 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the three month period in 2024 were higher compared to the three month period in 2023 and in line with the growth in the in-force book of business.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and represents the impact of long-term assumption changes made during the third quarter in connection with the annual assumption review as well as differences in experience variances that occurred in each period. The gain recognized in the 2024 period is primarily due to an assumption change related to the reduction of the expected cost of waiver of premium benefits. Refer to Note 10 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. The amortization of DAC increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to higher costs resulting from growth in the business, employee-related costs, and higher variable expenses to support recruiting and licensing.

Results for the Nine Months Ended September 30, 2024

Net premiums. Direct premiums increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $26.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $18.0 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Amortization of DAC. The amortization of DAC increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$96,269	$72,996	$23,273	32%	$286,192	$220,343	$65,849	30%
Asset-based revenues	142,051	119,413	22,638	19%	403,348	344,652	58,696	17%
Account-based revenues	24,107	23,344	763	3%	71,027	69,229	1,798	3%
Other, net	3,646	3,145	501	16%	10,128	9,385	743	8%
Total revenues	266,073	218,898	47,175	22%	770,695	643,609	127,086	20%
Expenses:
Amortization of DAC	1,540	1,311	229	17%	4,219	4,212	7	*
Insurance commissions	3,499	3,321	178	5%	10,242	9,902	340	3%
Sales commissions:
Sales-based	66,333	52,343	13,990	27%	199,655	158,425	41,230	26%
Asset-based	71,012	58,793	12,219	21%	201,745	168,154	33,591	20%
Other operating expenses	43,778	38,757	5,021	13%	134,577	122,852	11,725	10%
Total expenses	186,162	154,525	31,637	20%	550,438	463,545	86,893	19%
Income from continuing operations before income taxes	$79,911	$64,373	$15,538	24%	$220,257	$180,064	$40,193	22%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2024

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by higher sales-based and asset-based revenues. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and U.S. mutual fund product sales. Higher asset-based revenues were driven by an increase in average client assets in the 2024 period versus the prior year period.

Sales commissions. The increase in sales-based commissions for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was generally in line with the increases in sales-based revenues although modestly lower due to a mix shift towards higher margin variable annuity sales. Asset-based commissions were up for the three months ended September 30, 2024 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based expenses for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses for the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to higher growth-related costs and employee-related costs.

Results for the Nine Months Ended September 30, 2024

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Sales commissions. Sales commissions increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,826	$5,016	$(190)	(4)%	$14,241	$15,008	$(767)	(5)%
Ceded premiums	(1,119)	(1,214)	(95)	(8)%	(3,537)	(4,081)	(544)	(13)%
Net premiums	3,707	3,802	(95)	(2)%	10,704	10,927	(223)	(2)%
Commissions and fees	9,474	11,761	(2,287)	(19)%	28,472	30,841	(2,369)	(8)%
Investment income net of investment expenses	57,017	51,036	5,981	12%	164,719	147,540	17,179	12%
Interest expense on surplus note	(15,908)	(16,306)	(398)	(2)%	(47,352)	(49,348)	(1,996)	(4)%
Net investment income	41,109	34,730	6,379	18%	117,367	98,192	19,175	20%
Realized investment gains (losses)	311	(3)	314	*	882	(650)	1,532	*
Other investment gains (losses)	1,898	(1,792)	3,690	*	2,533	(6,080)	8,613	*
Investment gains (losses)	2,209	(1,795)	4,004	*	3,415	(6,730)	10,145	*
Other, net	1,251	1,328	(77)	(6)%	52,719	3,763	48,956	*
Total revenues	57,750	49,826	7,924	16%	212,677	136,993	75,684	55%
Benefits and expenses:
Benefits and claims	3,711	3,554	157	4%	9,948	12,937	(2,989)	(23)%
Future policy benefits remeasurement (gain) loss	5,184	(72)	5,256	*	5,508	(1,103)	6,611	*
Amortization of DAC	301	374	(73)	(20)%	907	1,434	(527)	(37)%
Insurance expenses	1,134	1,123	11	*	3,514	3,729	(215)	(6)%
Insurance commissions	271	217	54	25%	729	831	(102)	(12)%
Sales commissions	4,909	5,064	(155)	(3)%	14,146	14,118	28	*
Interest expense	6,093	6,632	(539)	(8)%	18,964	20,008	(1,044)	(5)%
Other operating expenses	39,834	32,145	7,689	24%	122,984	104,964	18,020	17%
Total benefits and expenses	61,437	49,037	12,400	25%	176,700	156,918	19,782	13%
Income (loss) from continuing operations before income taxes	$(3,687)	$789	$(4,476)	*	$35,977	$(19,925)	$55,902	*

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2024

Total revenues. Total revenues increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher net investment income and investment gains. Net investment income increased $2.2 million from higher yields in the invested asset portfolio, $2.0 million from a larger invested asset portfolio, and a $1.9 million higher total return on the deposit asset backing our 10% coinsurance agreement compared to the same period in the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 4 (Investments) and Note 16 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

The Company recorded investment gains during the three months ended September 30, 2024 compared to investment losses during the three months ended September 30, 2023 primarily due to a $2.3 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the 2024 period compared to a $1.8 million negative mark-to-market adjustment during the 2023 period. Partially offsetting these changes was lower commission revenue from other distributed products.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a future policy benefits remeasurement loss in the third quarter of 2024 recorded in connection with the refinement of assumptions on a closed block of non-term life insurance as well as higher employee-related costs, infrastructure technology investments, legal expenses and corporate restructuring charges associated with the decision to exit the Senior Health business.

Results for the Nine Months Ended September 30, 2024

Total revenues. Total revenues increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 also due to higher net investment income, higher investment gains, and the $50.0 million gain within other, net revenue related to payments received under a Representation and Warranty insurance policy. Net investment income increased $8.4 million from higher yields in the invested asset portfolio, $6.0 million from a larger invested asset portfolio, and $2.8 million from higher total returns on the deposit asset backing our 10% coinsurance agreement compared to the prior year period. For more information on the gain related to payments received under the Representation and Warranty insurance policy, refer to Note 3 (Segment and Geographical Information) to our unaudited condensed consolidated financial statements included elsewhere in this report.

The Company recorded investment gains during the nine months ended September 30, 2024 compared to investment losses during the nine months ended September 30, 2023 primarily due to a $3.0 million positive mark-to-market adjustment on equity securities held within our investment portfolio during the 2024 period compared to a $3.9 million negative mark-to-market adjustment during the 2023 period. Partially offsetting these changes was lower commission revenue from other distributed products.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the same factors as described in the three month comparison. These increases were partially offset by a decrease in benefits and claims as a result of a credit loss recognized during the nine months ended September 30, 2023 for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was ordered into liquidation.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2024, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2024	December 31, 2023
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.2 years	4.7 years
Average book yield of our fixed-maturity portfolio	4.09%	3.83%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2024		December 31, 2023
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$606,188	19%	$556,936	19%
AA	413,685	13%	439,814	15%
A	761,891	24%	735,647	25%
BBB	1,308,306	42%	1,162,279	39%
Below investment grade	38,707	2%	58,221	2%
Not rated	697	*	698	*
Total	$3,129,474	100%	$2,953,595	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	September 30, 2024
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Province of Ontario Canada	$15,837	$15,790	$47	A+
Government of Canada	15,615	16,013	(398)	AAA
Province of Alberta Canada	15,443	15,835	(392)	AA-
Province of Quebec Canada	14,547	14,610	(63)	AA-
ONEOK Inc.	14,410	14,392	18	BBB
Ontario Teachers' Pension Plan	13,623	14,354	(731)	AA+
Realty Income Corp	13,546	14,017	(471)	A-
Berkshire Hathaway Inc	12,971	12,608	363	AA
Government of Newfoundland and Labrador	12,194	12,670	(476)	A
Boeing Co	12,034	11,849	185	BBB-
Total – ten largest holdings	$140,220	$142,138	$(1,918)
Total – fixed-maturity securities	$2,998,190	$3,129,474
Percent of total fixed-maturity securities	5%	5%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of September 30, 2024, the Parent Company had cash and invested assets of $382.5 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products, as well as other financial products. The subsidiaries’ principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to the sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2024	2023	$
	(In thousands)
Net cash provided by (used in) operating activities	$591,448	$451,459	$139,989
Net cash provided by (used in) investing activities	(181,570)	(87,805)	(93,765)
Net cash provided by (used in) financing activities	(471,776)	(383,799)	(87,977)
Effect of foreign exchange rate changes on cash	(1,108)	(333)	(775)
Change in cash and cash equivalents	$(63,006)	$(20,478)	$(42,528)

Operating Activities. The increase in cash provided by operating activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by the increase in net income excluding non-cash impairments recognized in discontinued operations and the gain recognized from insurance proceeds received under a Representation and Warranty insurance policy in 2024. In addition, timing differences of purchases and maturities of trading securities contributed to the year-over-year increase in cash provided by operating activities.

Investing Activities. Cash flows used in investing activities increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio as well as an overall increase in the size of the portfolio given the increase in our Term Life insurance in force. In addition, $18.6 million of cash was included in the disposal of the Senior Health business. The $50.0 million received under a Representation and Warranty insurance policy partially offset the increase in cash used in investing activities in the 2024 period.

Financing Activities. Cash flows used in financing activities increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Contributing to the increase in cash flows used in financing activities was primarily due to the increase in the size of the share repurchase program in 2024 as well as differences in the timing of share repurchases during each period. In addition, the increase in the per share dividend paid by the Company in the first nine months of 2024 contributed to the increase in cash used in financing activities.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of September 30, 2024, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of September 30, 2024, Primerica Life Canada was in compliance with Canada's minimum capital requirements as defined by OSFI.

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

We have established Vidalia Re as a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Primerica Life has ceded certain term life insurance policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). This redundant reserve financing transaction allows us to more efficiently manage and deploy our capital.

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

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of September 30, 2024. No events of default occurred during the three and nine months ended September 30, 2024.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2023.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 16 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2024.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2024.

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
•
If heightened standards of conduct or more stringent licensing requirements (such as those adopted by the Securities and Exchange Commission and the Department of Labor, state legislatures or regulators or Canadian securities and insurance regulators), are imposed on us or the independent sales representatives, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 14 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica, Inc. or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.

The following risk factors are no longer applicable: (i) the risk factors contained in our 2023 Annual Report under the heading “Risks Related to e-TeleQuote’s Senior Health Insurance Distribution Business”, as modified by Part II., Item 1A Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024; and (ii) the risk factors pertaining to e-TeleQuote Insurance, Inc. contained in our 2023 Annual Report under the headings “Risks Related to Information Technology and Cybersecurity” and “Risks Related to Legislative and Regulatory Changes”. All other risk factors contained in our 2023 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2024, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2024	184,117	$244.12	183,613	$128,379,843
August 1- 31, 2024	172,705	254.75	172,705	84,383,722
September 1 - 30, 2024	157,342	258.79	154,593	44,387,112
Total	514,164	$252.18	510,911	$44,387,112

(1)
Consists of repurchases of (a) 3,253 shares of common stock at an average price of $258.71 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 16, 2023, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $425.0 million of our outstanding common stock from November 16, 2023 through December 31, 2024.

For information regarding year-to-date share repurchases, refer to Note 11 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

Primerica, Inc.

November 7, 2024	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)