Form 10-K
period 2024-12-31
Primerica, Inc.
filed 2025-02-28
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2024, was $8,015,790,785. The number of shares of the registrant’s Common Stock outstanding at January 31, 2025, with $0.01 par value, was 33,250,713.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 14, 2025 is incorporated by reference into Part III hereof.

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
•
A number of laws and regulations could apply to our independent contractor distribution model, which could require us to modify our distribution structure.
•
There may be adverse tax, legal or financial consequences if the classification of the independent contractor sales representatives is changed.
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
•
If our relationship with one or more of the manufacturers of the funds and annuities we distribute or investment managers we make available is significantly altered or terminated or there is a shift in the business mix, our business could be materially adversely affected.
•
The Company’s, or the independent sales representatives’ violations of, or non-compliance with, laws and regulations of the securities business could expose us to material liabilities.
•
If heightened standards of conduct are imposed on us or the independent sales representatives by federal, state or provincial authorities, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business.

i

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

Risks Related to Our Mortgage Brokerage Business

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
•
In the U.S., we broker mortgage loans based on contractual agreements with a very limited number of mortgage lenders. A significant change to or disruption in the mortgage lenders’ mortgage businesses or an inability of the mortgage lenders to satisfy their contractual obligations to us could adversely affect our business.
•
Our U.S. mortgage brokerage business is impacted by U.S. mortgage interest rates. Changes in prevailing mortgage interest rates or U.S. monetary policies that affect mortgage interest rates could adversely affect our business.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

•
The effects of economic downcycles, issues affecting the national, regional and/or global economy or geopolitical event(s), or any combination thereof, could impact the cost of living for our middle-income clients and could materially adversely affect our business.
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
•
Valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect, which could adversely affect our financial condition and results of operations.
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
•
Our continued success requires a high-performing and stable team of employees across all levels, and the loss of key employees could negatively affect our financial condition and impair our ability to implement our business strategy.
•
We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business.

i

•
We may not be able to effectively execute our corporate strategy, which could have a material adverse effect on our business.
•
We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.
•
The market price of our common stock may fluctuate.

i

PART I

ITEM 1. BUSINESS.

Primerica, Inc. (“Primerica” or the “Parent Company” and, together with its direct and indirect subsidiaries, “we”, “us” or the “Company”) is a leading provider of financial products and services to middle-income households in the United States and Canada with 151,611 life insurance-licensed sales representatives as of December 31, 2024. These independent licensed representatives (“independent sales representatives” or “independent sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, and other financial products, which we distribute primarily on behalf of third parties. We insured over 5.5 million lives and had approximately 3.0 million client investment accounts as of December 31, 2024. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our purpose is to create financially independent families. Our strategic vision, in support of this purpose, is to build unparalleled financial services distribution capabilities that enable our clients, independent sales force, home office associates and stockholders to achieve their financial goals. Our distribution model is designed to:

•
Address our clients’ financial needs. Independent sales representatives use our proprietary Financial Needs Analysis tool (“FNA”) and an educational approach to demonstrate how our product offerings can provide financial protection and help our clients save for retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of the independent sales representatives. Meetings are generally held in informal, face-to-face settings either in person or through remote communication tools, usually while clients are in their homes.
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

We believe there is significant opportunity to meet the increasing array of financial services needs of our clients. We intend to leverage the independent sales force to meet such client needs, which will drive long-term value for all of our stakeholders. Our strategy has been organized across four primary areas:

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

Looking forward to 2025 and beyond, we updated our corporate strategic plan to include the following growth pillars:

•
Understand and solve the financial challenges faced by current and prospective clients;
•
Enable leaders in the independent sales force to grow their teams and build new leaders, expanding our distribution capabilities across business lines;
•
Expand representative and client digital experiences to create connected conversations;
•
Deepen our talent pool to ensure our success, now and in the future; and
•
Proactively ensure the Company's image accurately reflects who we are.

On September 30, 2024, the Company abandoned its ownership in e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries.

Corporate Structure

We conduct our core business activities in the United States through three principal entities, all of which are direct or indirect wholly owned subsidiaries of the Parent Company:

•
Primerica Financial Services, LLC (“PFS”), our general agency and marketing company;
•
Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company; and
•
PFS Investments Inc. (“PFS Investments”), our principal investment and savings products company, broker-dealer and registered investment advisor.

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

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $130,000 of annual income. According to the 2023 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 53% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment:

•
Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.9 million policy sales in 1975 to 9.4 million policy sales in 2023, the latest period for which data is available, according to Life Insurance Marketing and Research Association, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for nearly 50 years, is generally the best option for them to meet their life insurance needs.
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
•
Many prefer to meet face-to-face when considering financial products. Historically, many middle-income consumers have indicated a preference to meet face-to-face when considering financial products or services. As such, we have designed our distribution model to address this preference in a cost-effective manner through a network of more than 151,000 life insurance-licensed independent sales representatives who meet with clients in person or using remote communication tools based on client preference.
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
•
Highly accessible and low cost to entry: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Independent sales representatives are able to start their businesses for low fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Independent sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most independent sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.
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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, as independent entrepreneurs, they are responsible for, and have control over, the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the independent sales representatives in their respective sales organizations. Field offices provide a location for independent sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2024, approximately 6,000 field offices in 3,300 locations were managed by independent sales representatives that served as RVPs. Independent sales representatives also leverage remote communication tools to conduct field office meetings. RVPs play a major role in training, motivating and monitoring their independent sales force organization.

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

The following table provides information on new recruits and life insurance-licensed independent sales representatives:

	Year ended December 31,
	2024	2023	2022
Number of new recruits	445,425	361,925	359,735
Number of newly life insurance-licensed independent sales representatives	56,320	49,096	45,147
Number of life insurance-licensed independent sales representatives, at period end	151,611	141,572	135,208
Average number of life insurance-licensed independent sales representatives during period	145,975	137,760	132,077

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

Motivation. Through our proven system of sales force recognition events, contests and communications, we provide incentives that motivate the independent sales force. Motivation is driven largely by independent sales representatives’ desire to achieve higher levels of financial success by building their own businesses. The opportunity to help underserved middle-income households address financial challenges is also a source of motivation for many independent sales representatives.

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

In 2024, we hosted our biennial international convention, which was attended by approximately 40,000 people, at the Mercedes-Benz Stadium in Atlanta, Georgia. New recruits and independent sales representatives who attend our convention and associated meetings do so at their own expense, which we believe further demonstrates their commitment to our organization and mission. We are planning to hold our next international convention in July 2027 at the Mercedes-Benz Stadium, which will align with the Company’s 50th anniversary.

Training, Communication and Sales Support Tools. Primerica Online (“POL”), delivered through a secure Intranet website and a cross-platform mobile application (“Primerica App”), is our primary tool designed to support independent sales representatives and assist them in building their own businesses. We provide independent sales representatives with communication, training, and sales support tools on POL that allow both new and experienced independent sales representatives to offer financial information and products to our clients. POL provides independent sales representatives with access to various business tracking and management tools, licensing support tools, product-specific training, and sales procedures and tools. Additionally, POL provides access to internal training programs and videos covering sales, management skills, business ownership, and compliance. We also use POL to provide real-time recognition of independent sales representatives’ successes and scoreboards for independent sales force production, contests, and leadership trips. In addition, POL is a gateway to our product providers and product support. Subscribers generally pay a small monthly fee to subscribe to POL, which helps cover the cost of developing new resources and maintaining this support system. A limited version of POL that provides access to Primerica e-mail, compliance and compensation information, newsletters and bulletins is available at no cost to the independent sales force.

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

In addition, our publications department produces materials to support, motivate and inform the independent sales force. We make available, at prices that do not exceed our cost of production, recruiting materials, sales brochures, business cards and stationery and provide communications services that include web design, print presentations, graphic design and script writing. We also produce a weekly mailing that includes materials promoting our current incentives as well as the latest news about our product offerings.

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

For U.S. mutual funds (non-managed investments) and annuity products, commissions are paid both on the sale and on the value of assets under management. Commissions are calculated based on the dealer reallowance and trail compensation actually paid to us. For managed investment products, fees earned are based on the assets under management and represent the fee we receive as compensation for as long as we retain the account. In Canada, our primary mutual fund offering consists of a series of mutual funds whereby independent sales representatives who earn monthly fees based on client asset values (the “asset-based fees”) have the option of receiving up-front compensation from PFSL Investments Canada based on the amount invested with reduced asset-based fees for a period of five years, and they are able to negotiate with an investor to earn a front-end load sales commission. If independent sales representatives choose to receive up-front compensation from PFSL Investments Canada, they are subject to a chargeback of the up-front compensation on a declining scale if the investor redeems some or all of the investment within five years.

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

To sell mutual funds and variable annuity products, U.S. independent sales representatives must be registered with the Financial Industry Regulatory Authority (“FINRA”) and hold the appropriate license(s) designated by each state in which they sell securities products, as well as be appointed by the annuity underwriter in the states in which they market annuity products. Independent sales representatives must meet all state and federal regulatory requirements and be designated as an investment advisor representative in order to sell our managed investment products. We contract with third-party training firms to conduct securities license exam preparation for independent sales representatives, and we also offer supplemental training tools.

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

Generally, in the United States RVPs must obtain a principal license (FINRA Series 26) and in Canada RVPs must be registered as a Branch Manager, and, as a result, RVPs assume additional regulatory supervisory responsibility over the activities of their sales organizations. Additional supervision is provided by designated principal-licensed home office personnel, referred to as Regional Securities Principals (“RSP”). RSPs are required to supervise and monitor activity across all product lines and report any compliance issues they observe to our Compliance Department. In addition, our Compliance Department regularly runs surveillance reports designed to monitor the activity of the independent sales force and investigates any unusual or suspicious activity identified during these reviews or during periodic inspections of RVP offices.

All independent sales representatives are required to participate in our annual compliance meeting, a program administered by our senior management and our legal and compliance staff. We provide a compliance training overview across all product lines and require the completion of compliance attestations by each licensed independent sales representative for each product he or she offers. Additionally, independent sales representatives receive periodic compliance communications, both in writing and through videos, regarding new compliance developments and business issues of significance.

Our Field Audit Department regularly conducts audits of all independent sales representative offices on a risk-based approach, including scheduled and no-notice audits when feasible. Our Field Audit Department reviews regulatory-required records that are not maintained at our home office. Any compliance deficiencies noted in the audit must be corrected, and we carefully monitor all corrective action. Audit deficiencies are addressed through reprimands, probations and contract terminations.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2024.

Operating Segment	Principal Product Offerings	Principal Sources of Products (Applicable Geographic Territory)
Term Life Insurance	Term Life Insurance	Primerica Life (U.S. (except New York) and certain territories)
NBLIC (New York)
Primerica Life Canada (Canada)
Investment and Savings Products	Mutual Funds and Certain Retirement Plans, including Employer Sponsored Retirement Plans	American Century Investments (U.S.)
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Nuveen, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
Fidelity Investments (U.S.)
Franklin Templeton Investments (U.S.)
Invesco (U.S.)
AGF Investments (Canada)
Mackenzie Investments (Canada)
Other fund companies and plan administrator providers
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	Corebridge Financial, Inc. (U.S.)
Brighthouse Financial, Inc. (U.S.)
Equitable Distributors, LLC (U.S.)
Lincoln National Corporation (U.S.)
	Fixed Indexed Annuities	Corebridge Financial, Inc. (U.S.)
Lincoln National Corporation (U.S.)
Trans-Oceanic Life Insurance Company (Puerto Rico)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Corebridge Financial, Inc. (U.S.)
Trans-Oceanic Life Insurance Company (Puerto Rico)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds	Primerica Life Canada (Canada)
Corporate and Other Distributed Products	Mortgage Loans (1)(2)	Rocket Mortgage, LLC (U.S.)
Spring EQ LLC (U.S.)
Rocket Mortgage Canada ULC (Canada)
8Twelve Mortgage Corp. (Canada)
	Prepaid Legal Services	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	ID Theft Defense	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners’ Insurance (2)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Home Automation Solutions	Vivint, Inc. (U.S.)

(1)
In the U.S., mortgage loans are made by Rocket Mortgage, LLC and Spring EQ LLC. In Canada, representatives refer mortgage loans to Rocket Mortgage Canada ULC (a subsidiary of Rocket Companies, Inc.) and 8Twelve Mortgage Corp.
(2)
In Canada, referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, and Canada. We are a leading provider of individual term life insurance in the United States.

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

The average face amount of our in-force policies issued in 2024 was approximately $255,200. The following table sets forth the number of term life insurance policies issued:

	Year ended December 31,
	2024(1)	2023(1)	2022	Adjusted 2022 (estimated)(1)
Life insurance issued:
Number of policies issued	370,396	358,860	291,918	333,020
(1)
For the year ended December 31, 2022, the previously reported number of new policies issued has been adjusted for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the years ended December 31, 2024 and 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over-year comparisons more consistent, we have provided estimates for the year ended December 31, 2022.

The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2024	2023	2022
Life insurance issued:
Face amount issued (in millions)	$122,233	$119,102	$103,822

	December 31,
	2024	2023	2022
Life insurance in force:
Number of policies in force	3,003,909	2,959,006	2,896,667
Face amount in force (in millions)	$953,583	$944,609	$916,808

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

To accommodate the significant volume of insurance business that we process, we and the independent sales force use specialized technology. We offer independent sales representatives an electronic life insurance application that supports our term life insurance products. Almost all of the life insurance applications we received in 2024 were submitted electronically via TurboApps. Independent sales representatives may utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps. Our PowerTerm and PrecisionTerm electronic life insurance applications have technology to streamline the application process and deliver a superior experience by using industry-standard security, identity verification (in the U.S. only), precise and real-time underwriting to speed up processing time and reduce errors in submitted applications. Electronic disclosure delivery and digital client signatures through third-party technology, seamless banking information importation, and simple policy language provide a convenient client experience.

Claims Management. Our insurance subsidiaries processed over 17,500 life insurance benefit claims in 2024 on policies underwritten by us and sold by independent sales representatives. Claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased this benefit for which we agree to waive life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by an independent sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Death	$1,793,402	$1,779,822	$1,903,179
Waiver of premium	61,816	57,737	55,394
Terminal illness (1)	20,510	16,433	16,044

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

We generally reinsure between 80% and 90% of the mortality risk for all term life insurance policies, excluding coverage under certain riders. We reinsure substandard cases in limited circumstances based on the extensive experience some of our reinsurers have with substandard cases. A substandard case has a level of risk that is acceptable to us, but at higher premium rates than a standard case because of the health, habits or occupation of the applicant.

While most of our reinsurance agreements have indefinite terms, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other. Each reinsurer’s ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information on our reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed independent sales representatives, we distribute and sell to our clients a variety of investment products: mutual funds; managed investments; variable, index-linked, fixed and fixed indexed annuities; and segregated funds. As of December 31, 2024, approximately 25,493 independent sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2024, approximately 13,524 independent sales representatives were licensed and appointed to distribute annuities in the United States and approximately 10,506 independent sales representatives were licensed to sell segregated funds in Canada.

Mutual Funds. In the United States, licensed independent sales representatives distribute mutual funds primarily from selected asset management firms that are on our proprietary platform. The selected firms have diversified product offerings, including domestic and international equity, fixed-income and money market funds. Each firm continually evaluates its fund offerings and adds new funds on a regular basis. Additionally, their product offerings reflect diversified asset classes and varied investment styles. We believe that these selected asset management firms provide funds that meet the investment needs of our clients.

During 2024, Franklin Templeton, Invesco, American Funds and Fidelity collectively accounted for approximately 98% of our mutual fund sales in the United States. Franklin Templeton and Invesco each have large wholesaling teams that support the independent sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

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

As a result of Canadian regulatory changes, in July 2022 PFSL Investments Canada’s services became focused on acting as the exclusive principal distributor for two families of mutual funds (the “PD Funds”) that are managed by well-established, unrelated investment fund managers. The PD Funds are: (i) the AGF Platform Funds, which consist of a range of mutual funds managed by AGF Investments Inc. (“AGF”); and (ii) the Mackenzie FuturePath Funds, which consist of a range of mutual funds managed by Mackenzie Financial Corporation. PFSL Investments Canada has an exclusive right to distribute the PD Funds and, as a principal distributor, it markets the PD Funds through its representatives. PFSL Investments Canada representatives no longer recommend other mutual funds (the “Legacy Canada Mutual Funds”) that were previously available for purchase through PFSL Investments Canada. Like our U.S. fund family, the PD Funds asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles. The regulatory changes continue to be examined by Canadian regulators and may be modified.

In addition to the PD Funds, under limited circumstances, PFSL Investments Canada can offer investments in the Legacy Canada Mutual Funds, which include the Primerica-branded Concert™ Series funds and other non-proprietary funds. PFSL Fund Management is the Investment Fund Manager of the Concert™ Series funds. These limited circumstances primarily consist of pre-authorized purchases made pursuant to a systemic investment plan for existing clients. Our Concert™ Series funds consist of six different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by an independent portfolio adviser.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment accounts by bank drafts against their checking accounts for as little as $25 per month. During the year ended December 31, 2024, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 64%, respectively, of total average client account assets. The Canadian counterpart to IRAs in the United States are Registered Retirement Savings Plans (“RRSPs”). RRSPs and IRAs behave similarly, providing tax advantaged treatment and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

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

Managed Investments. PFS Investments (dba Primerica Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Program (the “Lifetime Investment Program”), which we launched in 2017. The Lifetime Investment Program is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. As of December 31, 2024, we used 12 unaffiliated investment advisers. Primerica Brokerage Services, Inc. (“PBSI”), a wholly owned affiliate of Primerica, is the introducing broker-dealer for customer accounts managed through the Lifetime Investment Program. Pershing LLC (“Pershing”), an unaffiliated clearing firm, provides custody, trade execution, clearing, settlement and related services through a fully disclosed clearing agreement with PBSI.

Variable Annuities. U.S. securities licensed independent sales representatives also distribute variable annuities issued by American General Life Insurance Company and its affiliates (“Corebridge”), Equitable Financial Life Insurance Company (“Equitable Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”) and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by Equitable Life, Brighthouse Life and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client. Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

Fixed Indexed Annuities. We offer fixed indexed annuity products in the U.S. through Corebridge, Lincoln National, Trans-Oceanic Life Insurance Company (Puerto Rico) (“Trans-Oceanic Life”), and Universal Life Insurance Company (Puerto Rico) (“Universal Life”). These products combine safety of principal and guaranteed rates of return with additional investment options tied to equity market indices that allow for returns that move based on the performance of an index. We believe these and other fixed annuity products give both life and securities representatives more ways to assist our clients with their retirement planning needs.

Fixed Annuities. In Puerto Rico, we currently offer two annuity products: a fixed annuity and a fixed bonus annuity underwritten by Corebridge, Trans-Oceanic Life, and Universal Life. These products provide guarantees against loss with several income options.

Segregated Funds. In Canada, we have underwritten segregated fund products, branded as our Common Sense FundsTM, that have some of the characteristics of our variable annuity products distributed in the United States. Our Common Sense FundsTM are underwritten by Primerica Life Canada and offer our clients the ability to participate in a diversified managed investments program that can be opened for as little as $25. While the assets and corresponding liability (reserves) are recognized on our consolidated balance sheets, the assets are held in separate accounts for the benefit of the segregated fund contract owners and are not commingled with the general assets of the Company. As a result of Canadian regulatory changes that became effective in June 2023, sales of segregated funds products underwritten by Primerica Life Canada have significantly decreased.

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

We recently reached an agreement with The Canada Life Assurance Company (“Canada Life”), a third-party insurance company, to distribute segregated fund contracts underwritten by Canada Life as our primary new segregated fund product offering. In early 2025, we began the process of rolling out our distribution of these segregated fund contracts. We do not expect the distribution of segregated funds products to materially impact our Investment and Savings Product segment revenues in the near term.

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

In Canada, we earn revenue from the distribution of PD Funds primarily in the form of fees paid based upon client asset values, which include dealer services fees that are paid monthly to us by clients and principal distributor fees which are paid to us on a periodic basis by the PD Fund managers. PFSL Investments Canada also earns revenue from sales-based up-front commissions on PD Funds if such commissions are negotiated between investors and PFSL Investments Canada independent sales representatives. PFSL Investments Canada may also earn annual account maintenance fees for PD Funds client accounts under certain conditions. PFSL Investments Canada continues to earn revenue from Legacy Canada Mutual Funds in the form of up-front commissions on mutual fund sales (only if negotiated between the independent sales representative and the investor) and fees paid based upon client asset values. For segregated fund products underwritten by Primerica Life Canada, we earn revenue primarily from fees paid based upon client asset values in the form of investment advisory fees. We may also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s contribution date for segregated funds contracts underwritten by Primerica Life Canada and entered into prior to June 2023. For segregated fund contracts underwritten by Canada Life, we receive an ongoing trail commission as well as a revenue share based on the value of the assets in the segregated fund contracts. We may also earn revenue from sales-based up-front commissions paid by the investor (if such commissions are negotiated between investors and the independent sales representatives) or from sales-based up-front commissions paid by Canada Life (subject to chargeback upon early withdrawal by the investor).

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

We have a contractual arrangement with Rocket Mortgage, LLC (“Rocket Mortgage”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers refinance mortgages and purchase-money mortgages through its mortgage loan originator licensed representatives. We also have a program with Spring EQ LLC, a mortgage lender, whereby Primerica Mortgage offers second mortgages and home equity lines of credit through its mortgage loan originator licensed representatives. In 2024, we continued to expand our mortgage program into new states.

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

We have a contractual arrangement with Answer Financial, Inc. (“Answer Financial”), an independent insurance agency, whereby U.S. independent sales representatives refer clients to Answer Financial to receive multiple, competitive auto and homeowners’ insurance quotes. Answer Financial’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive commissions based on completed auto and homeowners’ placement of insurance and policy renewals and pay independent sales representatives a flat referral fee for each completed application and policy renewal.

We have a contractual arrangement with Vivint, Inc. (“Vivint”), a company that offers homeowners in the U.S. a comprehensive suite of products and services to protect and remotely control, monitor and manage their homes using any Internet-connected smart device. We receive commissions based on referrals that result in a subscription to Vivint’s home services and pay independent sales representatives a referral fee for each such subscription.

In the Canadian provinces of Alberta, Ontario and British Columbia (with respect to homeowners’ insurance only), we have an arrangement with SurexDirect.com Ltd. (“Surex Direct”), an independent insurance agency, whereby independent sales representatives refer clients to Surex Direct to receive multiple, competitive auto, commercial, and homeowners’ insurance quotes. Surex Direct’s comparative quote process allows clients to easily identify the underwriter that is most competitively priced for their type of risk. We receive referrals based on completed auto, commercial, and homeowners’ placement of insurance and policy renewals and pay independent sales representatives a flat referral fee for each completed application and policy renewal.

In Canada, we have a referral program for mortgage loan products offered by third-party lenders Rocket Mortgage Canada ULC and 8Twelve Mortgage Corp. Due to regulatory requirements, independent sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to independent sales representatives.

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

Regulation of Our Insurance Business. Primerica Life, as a Tennessee-domiciled insurer, is regulated by the Tennessee Department of Commerce and Insurance and is licensed to transact business in the United States (except New York), and most U.S. territories. NBLIC, as a New York-domiciled life insurance underwriting company and a wholly owned subsidiary of Primerica Life, is regulated by the New York State Department of Financial Services and is licensed to transact business in all 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recent examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, performed by the respective domiciliary state insurance departments as of December 31, 2019, were completed during 2021 with no material findings or recommendations noted.

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

In addition to federal and provincial oversight, Primerica Life Canada is also subject to the guidelines set out by the Canadian Life and Health Insurance Association (“CLHIA”). CLHIA is an industry association that works closely with federal and provincial regulators to establish market conduct guidelines and sound business and financial practices addressing matters such as independent sales representative suitability and screening, insurance illustrations and partially guaranteed savings products.

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

The following table sets forth the amount of cash and distributions paid or payable by our direct insurance subsidiaries:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Primerica Life	$290,000	$330,000	$255,000
Primerica Life Canada	21,759	22,348	22,929

For additional information on dividend capacity and restrictions, see Note 17 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”) as a broker-dealer. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts. As an investment adviser, PFS Investments is registered with and regulated by the SEC. PFS Investments also is subject to regulation by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies.

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

In the United States, clients acquire securities products from PFS Investments in either a brokerage or advisory relationship. In a brokerage relationship, a PFS Investments registered representative making recommendations is subject to a “best interest” standard under SEC regulations and FINRA rules and, in some cases, state rules. PFS Investments markets mutual funds and variable annuities on a brokerage basis. In an advisory relationship, namely our managed investment offerings, PFS Investments and its investment advisory representative have a fiduciary obligation to the client and conduct ongoing monitoring of the client’s investments. PFS Investments’ independent sales representatives making recommendations with respect to retirement accounts also may have fiduciary obligations under DOL regulations.

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

PBSI is registered with, and regulated by, FINRA and the SEC, and is registered in all 50 U.S. states and certain territories. PBSI operates as the introducing broker-dealer for the accounts managed through the Lifetime Investment Program and does not hold customer accounts. PBSI introduces all accounts to Pershing, an unaffiliated clearing firm that provides order execution, custody, clearing, settlement and related services to PBSI’s customers. PBSI is required to file quarterly reports as well as annual audited financial statements with the SEC pursuant to Section 17 of the Exchange Act, and Rule 17a-5 thereunder. PBSI is subject to minimum net capital requirements as mandated by Rule 15c3‑1 of the Exchange Act.

PSS is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS and third-party vendors employed by PSS are responsible for certain client investment account shareholder services.

PFSL Investments Canada is a mutual fund dealer registered with and regulated by the Canadian Investment Regulatory Organization (“CIRO”), the national self-regulatory organization that overseas all investment dealers, mutual fund dealers and trading activity on Canada’s debt and equity marketplaces. PFSL Investments Canada is also registered with provincial and territorial securities commissions throughout Canada (collectively referred to as the Canadian Securities Administrators (“CSA”)). As a registered mutual fund dealer, PFSL Investments Canada performs the suitability review of mutual fund investment recommendations, and like our U.S. broker-dealers, it does not hold client accounts. PFSL Investments Canada is subject to the rules and regulations established by the CSA for the sale of securities, which include standards of conduct for the firm and its independent sales representatives.

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

The independent sales representatives in Canada are required to be registered in the provinces and territories in which they do business, including regulation by the Autorité des marchés financiers in Quebec, and are also subject to regulation by CIRO. These regulators have broad administrative powers, including the power to limit or restrict the conduct of our business and impose censures or fines for failure to comply with the law or regulations.

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

In Canada, our loan activities are more limited and the independent sales representatives only provide mortgage loan referrals to Rocket Mortgage Canada ULC and 8Twelve Mortgage Corp. The independent sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

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

The Federal Trade Commission, through the Federal Trade Commission Act, is responsible for protecting consumers and competition by preventing anticompetitive, deceptive, and unfair business practices. This includes regulation of deceptive trade practices such as pyramiding and unsubstantiated earnings or lifestyle claims in advertisements, including on social media.

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

Competition

We operate in a highly competitive environment with respect to the sale of financial products and the retention of the more productive members of the independent sales force. Competitors with respect to our term life insurance products consist both of stock and mutual insurance companies, as well as other financial intermediaries. Competitive factors affecting the sale of life insurance products include the level of premium rates, benefit features, risk selection practices, compensation of independent sales representatives and financial strength ratings from ratings agencies such as A.M. Best.

In offering our securities products, independent sales representatives compete with a range of other advisers, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers, mutual fund companies and other direct distributors. The mutual funds that we offer face competition from other mutual fund families and alternative investment products, such as exchange-traded funds, while our managed investment programs compete with other fee-based advisory services offered by financial services firms. Our annuity products compete with products from numerous other companies. Competitive factors affecting the sale of annuity products include price, product features, investment performance, commission structure, perceived financial strength, claims-paying ratings, service and distribution capabilities.

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

Human Capital Management

Employees

General. The following table provides information about our 2,874 employees as of December 31, 2024.

	U.S.	Canada
Full-time employees	2,006	283
Part-time employees	16	1
On-call and temporary employees(1)	509	59
Total	2,531	343

(1)
Represents employees who provided services on an as-needed or temporary basis.

The following table provides information about the diversity of our U.S. employees(1) at December 31, 2024:

	Female	Male	Asian/Pacific Islander	Black or African American	Hispanic or Latino	Other (6)	White
Executive Management(2)	50.6%	49.4%	5.6%	11.2%	2.2%	0.0%	81.0%
Non-Executive Management(3)	61.8%	38.2%	5.9%	24.3%	8.0%	0.0%	61.8%
Professionals(4)	54.2%	45.8%	17.3%	25.4%	8.3%	2.5%	46.5%
All Other Employees(5)	69.4%	30.6%	5.1%	37.6%	15.6%	4.2%	37.5%
	63.0%	37.0%	8.9%	31.0%	11.8%	2.9%	45.4%

(1)
Reflects U.S. employees only as comparable data is not required by law to be collected in Canada.
(2)
Includes Primerica employees at the Senior Vice President level and above.
(3)
Includes Primerica employees at the Assistant Vice President and Vice President levels, and non-Assistant Vice President managers.
(4)
All remaining exempt (as defined by the Fair Labor Standards Act) employees.
(5)
All remaining non-exempt employees.
(6)
Includes employees with two or more races and employees who choose not to disclose their race.

The Corporate Governance Committee (the “Corporate Governance Committee”) of our Board of Directors (the “Board of Directors” or “Board”) has responsibility for oversight of our human capital management initiatives. Our Chief People Officer is responsible for the development and implementation of our human capital management strategy. Identifying, developing, and fostering a diverse workforce is at the center of our efforts to ensure that all employees have opportunities that allow them to learn, grow and thrive at Primerica.

Primerica prides itself on having a collaborative culture with our employees. As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. For a more detailed description of our employee initiatives, see our 2024 Corporate Sustainability Report (available at https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development. A core strength is that many of our employees, including our executives, have been with Primerica for over 20 years. The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years. Executive management continues to be focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and internal programs. The Corporate Governance Committee has responsibility for oversight of our strategy for talent development. The Corporate Governance Committee meets regularly with our Chief People Officer and endeavors to interact regularly with rising talent.

Compensation and Total Rewards. Primerica’s compensation philosophy is designed to attract, retain and motivate highly competent employees at all levels through compensation programs and practices. For 2024, approximately 720 of our employees participate in an annual incentive program that reflects both corporate performance and individual achievement. Incentive awards to officers are paid in both cash and equity (with a higher proportion being paid in equity for higher level officers) while Assistant Vice Presidents, managers, and senior level professionals receive all of their incentive awards in cash. All other employees can qualify for cash bonuses based on individual achievement.

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.

Employee Engagement and Wellness. Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2024 of 91%. Further, we were recognized as a regional Top Workplace by the Atlanta Journal-Constitution for eleven consecutive years from 2014 through 2024. From 2021 through 2024, we were also nationally recognized as a Top Workplace USA by the employee engagement service partner that conducted the regional survey. In 2024, we were recognized by Newsweek as one of America’s Greatest Workplaces, one of America’s Greatest Workplaces for Women, and one of America’s Greatest Workplaces for Diversity. Forbes awarded us one of America’s Best Midsize Employers in 2024. From 2019 through 2024, we were recognized by Forbes as a Best Employer for Women, and we were named to the Bloomberg Gender Equality Index from 2020 through 2023. In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors. Changes to policies, programs, and benefits packages are made based on this feedback. In addition, each year we hold a series of town hall meetings at our U.S. headquarters in Duluth, Georgia and our Canadian head office in Mississauga, Ontario during which employees hear updates on the Company’s performance and strategic direction, as well as information on benefits enhancements, policy changes, and other workplace topics. Employees have the opportunity to ask questions of senior management and are encouraged to raise issues of concern and offer suggestions for improvement.

Independent Contractors. A description of the independent contractor sales force is included elsewhere in this section. See “— Our Distribution Model”, “— Recruitment of Independent Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent contractor sales force is extremely diverse, as it reflects the communities in which the independent sales representatives live and work. Further, the independent sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council, the Hispanic American Leadership Council and the Asian-Pacific and Islanders Leadership Council, which we refer to as our Strategic Markets. These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2024 Corporate Sustainability Report on our investor relations website (https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors. We strive to offer an inclusive business environment that benefits from diversity of thought, experience and people. This also holds true for our Board, which is comprised of individuals from an array of backgrounds and with different areas of expertise that best serves our business and the middle-income market. The Board has a Diversity Policy that seeks out Board candidates based on merit, and that looks broadly at individuals of all backgrounds. This has resulted in a Board that reflects the diversity of the independent sales force and the markets we serve. The Board Diversity Policy is available on our investor relations website (https://investors.primerica.com).

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

A number of laws and regulations could apply to our independent contractor distribution model, which could require us to modify our distribution structure.

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new independent sales representatives to us: (i) are less than the minimum thresholds set by many state statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, we do not believe that the Federal Trade Commission’s (“FTC”) current Business Opportunity Rule applies to the Company. January 13, 2025, the FTC announced proposed amendments to the Business Opportunity Rule that would expand the rule but also would exempt models like ours from its scope. Nonetheless, the rule ultimately could be amended or interpreted in a manner inconsistent with our current interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit independent sales representatives that may increase the expense of, or adversely impact our recruitment of, new independent sales representatives.

There are various laws and regulations, including laws of general application such as the Federal Trade Commission Act (“FTC Act”), which prohibit fraudulent or deceptive practices, including but not limited to, pyramid schemes and misrepresentations regarding distributors’ earnings potential. On January 13, 2025, the FTC announced a proposed Earnings Claims Rule Regarding Multi-Level Marketing with an embedded Advance Notice of Proposed Rulemaking regarding earnings claims. Likewise, the FTC has exercised its Penalty Offense Authority found in Section 5(m)1(B) of the FTC Act by issuing Notices of Penalty Offenses as a reminder of the law on earnings claims and as a deterrence against violations. The application of these laws and regulations to a given set of business practices is inherently fact-based and, therefore, is subject to interpretation by applicable enforcement authorities. Although we believe that our business practices comply with applicable laws and regulations, there is a risk that a governmental agency or court could disagree with our assessment, or that these laws and regulations could change in actuality or in application, which could require us to restructure our operations or result in regulatory fines, penalties or other costs, or reputational harm, or could otherwise adversely affect our business, financial condition and results of operations. Additionally, if an earnings claims rule like that proposed by the FTC were to become final, it could have an adverse impact on our recruitment and sales.

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

There may be adverse tax, legal or financial consequences if the classification of the independent contractor sales representatives is changed.

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

The classification of workers as independent contractors continues to be the subject of increasing federal, state and provincial legislative, regulatory and judicial interest. Legislative and regulatory proposals have been introduced by federal and state authorities, and judicial decisions have been made, that call for or result in greater scrutiny of independent contractor classifications. In January 2024, the DOL, issued a final rule interpreting the “economic realities” worker classification standard applicable to the Fair Labor Standards Act. The DOL’s interpretation generally aligns with legal precedent, relying on an analysis of six typical factors indicating worker status and taking into account the “totality of the circumstances”. Other federal and state legislative and regulatory proposals regarding worker classification have also come under consideration. It is difficult to predict what the outcome of worker classification activity may be. Changes to worker classifications could have a material adverse impact on our business, financial condition and results of operations because sales representatives are independent contractors.

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

Extensive federal, state, provincial and territorial laws regulate our product offerings, imposing certain requirements that independent sales representatives must follow in dealing with clients. Instances of non-compliance or violations on the part of the independent sales representatives could have a material adverse effect on our business, financial condition and results of operations.

In addition to imposing requirements on independent sales representatives when dealing with clients, federal, state, provincial and territorial laws and regulations generally require us to maintain a system of controls and supervision reasonably designed to ensure that independent sales representatives comply with the requirements to which they are subject. We have policies and procedures to comply with these laws and regulations. Further, at any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance, mortgage, and other businesses. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or violations on the part of the Company or independent sales representatives.

From time to time, we are subject to private litigation as a result of alleged misconduct by independent sales representatives. Non-compliance with or violations of laws or regulations could result in adverse findings in either examinations or litigation and could subject us to sanctions, monetary liabilities, restrictions on or the loss of the operation of our business, or reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Most U.S. states have adopted, and others are proposing to adopt, NAIC-approved rules requiring insurance producers to act in the “best interest” of consumers when recommending an annuity. In addition, the New York Department of Financial Services as amended its “best interest” rules that apply to both life insurance and annuities. These rules impose a higher standard of care than previously required, as well as enhanced disclosures and other obligations with respect to recommendations, which may increase our regulatory or litigation risk.

Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If the Office of the Superintendent of Financial Institutions (“OSFI”) determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Insurance Company of Canada (“Primerica Life Canada”) could face sanctions or fines, and be subject to increased capital requirements or other requirements.

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

The financial strength ratings of our rated insurance subsidiaries are subject to periodic review using, among other things, the ratings agencies’ proprietary capital adequacy models and are subject to revision or withdrawal at any time. Insurance financial strength ratings are directed toward the concerns of policyholders and are not intended for the protection of stockholders or as a recommendation to buy, hold or sell securities. Our financial strength ratings will affect our competitive position relative to other insurance companies. If the financial strength ratings of our insurance subsidiaries fall below certain levels, some of our policyholders may move their business to our competitors. In addition, the models used by ratings agencies to determine financial strength are different from the capital requirements set by insurance regulators.

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

The Parent Company currently has investment grade credit ratings from S&P, Moody’s, and A.M. Best. These ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations and are important factors in its ability to access liquidity in the debt markets. A rating downgrade by a rating agency can occur at any time if the rating agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital in the unsecured debt market and potentially increasing the cost of such debt.

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

We finance redundant statutory reserves of certain issue years of our term life insurance business. Under this transaction, we pay a fee to a financial counterparty for its commitment to support redundant reserves and provide corresponding statutory reinsurance credit, allowing us to more efficiently manage our capital. If the financial strength of this counterparty was significantly impaired to the extent that its support of our redundant reserves could no longer be relied upon, it could have a material adverse effect on our business, financial condition, and results of operations.

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

If our relationship with one or more of the manufacturers of the funds and annuities we distribute or investment managers we make available is significantly altered or terminated or there is a shift in the business mix, our business, financial condition and results of operations could be materially adversely affected.

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

Our subsidiary broker-dealers, Primerica Brokerage Services, Inc. (“PBSI”) and PFS Investments Inc. (“PFS Investments”), and the independent sales representatives, are subject to federal and state regulation of the securities business. PFS Investments is additionally a registered investment adviser and its investment adviser representatives likewise are held to a high standard of conduct. Our subsidiary, Primerica Shareholder Services, Inc. (“PSS”), is a registered transfer agent engaged in the recordkeeping business and is subject to regulation by the Securities and Exchange Commission (“SEC”). Violations of, or non-compliance with, laws or regulations applicable to the activities of PFS Investments or PSS, or violations by a third party with which PFS Investments or PSS contracts, could subject us to regulatory actions and/or litigation. Such events could result in the imposition of cease and desist orders, fines or censures, restitution to clients, suspension or revocation of SEC registration, suspension or expulsion from FINRA, reputational damage and legal expense, any of which could materially adversely affect our business, financial condition and results of operations.

Our Canadian broker-dealer subsidiary, PFSL Investments Canada and the independent sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the Canadian Investment Regulatory Organization (“CIRO”), the self-regulatory organization governing mutual fund dealers (except in the province of Quebec, the Autorité des Marchés Financiers (“AMF”)). PFSL Investments Canada is subject to periodic review by both the CIRO and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct are imposed on us or the independent sales representatives by federal, state or provincial authorities, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. independent sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer and registered investment adviser, and U.S. independent sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended, the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers, investment advisers, and their sales representatives disclose and mitigate conflicts of interest that might affect the advice or recommendations they provide and require them to make investment recommendations in the best interest of customers. In 2019, the SEC adopted rules addressing the standards of conduct applicable to broker-dealers and their associated persons (collectively, “Reg BI”). Among other things, Reg BI created a “best interest” standard of conduct similar to the fiduciary standard applicable to investment advisers. In 2020, the DOL issued PTE 2020-02, an exemption for the retention of compensation by a fiduciary. In October 2023, the DOL proposed a new definition to determine fiduciary status and proposed amendments to PTE 2020-02, among other proposals. Reg BI and the DOL regulations impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

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

The organization of provincial and territorial securities regulators (collectively referred to as the Canadian Securities Administrators (“CSA”)) implemented rule amendments that prohibit up-front sales commissions by fund companies for the sale of mutual funds offered under a prospectus in Canada (the “DSC Ban”), effective June 1, 2022. During 2022, in response to the DSC Ban, we began to offer through the independent sales representatives, a unique and exclusive range of funds under Principal Distributor agreements (the “PD Funds”) with two third-party mutual fund companies (the “Principal Distributor model”).

While we received regulatory approval for the Principal Distributor model, we were advised at the time of approval that the CSA intends to closely re-examine the Principal Distributor provisions of National Instrument 81-105, through a public Request for Comment that was released on November 28, 2024. The Request for Comment proposes banning multiple fund manager relationships with one principal distributor, an arrangement we have in our Canadian mutual fund business. If this proposal is adopted and we are not granted an exemption, then we could be required to restructure our Principal Distributor model for the sale of mutual funds, or discontinue use, which could have a material adverse effect on our investment advisory business in Canada.

The Canadian Council of Insurance Regulators mandated a cessation of deferred sales charges on segregated fund contracts entered into after May 31, 2023. Deferred sales charges will continue to be allowed on subsequent deposits of existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow its continued use. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. We expect to begin distributing segregated funds on behalf of a third party in 2025 which could be negatively impacted if there is further regulation on allowable segregated funds compensation practices and could have a further material adverse effect on Primerica Life Canada’s investment and savings products business.

Heightened standards of conduct or restrictions on compensation as a result of any of the above items or other similar proposed rules or regulations could also increase the compliance and regulatory burdens on the independent sales representatives and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of licensed independent sales representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our suitability policies and procedures, or our policies and procedures for compliance with federal, state or provincial regulations governing standards of care, were deemed inadequate, it could have a material adverse effect on our business, financial condition and results of operations.

We review the account applications that we receive for our investment and savings products for suitability, for compliance with Reg BI, the Investment Advisers Act, the DOL regulations, in Canada the Fair Treatment of Customers and the Client Focused Reforms, and for compliance with other federal, state or provincial regulations governing standards of care, as applicable. We believe that the policies and procedures we implement to help independent sales representatives assist clients in making investment choices are reasonably designed to achieve compliance with applicable securities laws and regulations and to satisfy other applicable federal, state, and provincial standards of care. Nonetheless, it is possible that the SEC, FINRA, the DOL, the IRS, state securities and insurance regulators, CIRO or AMF may not agree. Further, we could be subject to regulatory actions or private litigation, which could materially adversely affect our business, financial condition and results of operations.

The support tools we make available to the independent sales force are designed to educate potential and existing clients, help identify their financial needs, generally introduce the potential benefits of our product offerings, and identify suitable investment products. The tools themselves or the assumptions and methods of analyses embedded in them could be challenged and subject us to regulatory action by the SEC, the DOL, FINRA or other regulators, or private litigation, which could materially adversely affect our business, financial condition and results of operations.

Non-compliance with applicable regulations could lead to revocation of our subsidiary’s status as a non-bank custodian, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Mortgage Brokerage Business

Licensing requirements will impact the size of the mortgage loan sales force, which could adversely affect our mortgage brokerage business.

To offer mortgage loan products, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers. These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of CE, and the successful completion of both national and state tests or a national test with uniform state content. Compliance with these licensing regimes (including background and credit checks) have proven to be a barrier for many independent sales representatives. In addition, the tests have historically been challenging for the independent sales representatives to pass. Primerica Mortgage, LLC (“Primerica Mortgage”) must also be licensed at the company level as a mortgage broker (or equivalent) and, in almost all states, representatives’ offices must be licensed as branch offices. To offer mortgage loans in a state, independent sales representatives, offices, and Primerica Mortgage must be licensed as required by state law. These licenses must be renewed on an annual basis. Failure of independent sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could adversely affect our mortgage brokerage business.

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

Additionally, we must comply with various state and local laws and policies concerning the lender, compensation, fair lending, supervision, the provision of consumer disclosures, net branching, predatory lending and high cost loans and recordkeeping. Differing interpretations of, changes in, or violations of, any of these laws or regulations could subject us to damages, fines, or sanctions and could affect the cost or our ability to distribute our products, which could materially adversely affect our business, financial condition, and results of operations. Remediation for noncompliance with federal, state or local laws could be costly and significant fines may be incurred. Failure to comply with applicable laws could result in potential litigation liability. Further, the lender must comply with applicable federal, state, and local laws and regulations, and any noncompliance by such lender may adversely impact our U.S. mortgage brokerage business.

In Canada, independent sales representatives offer mortgage loans on a referral basis only. Various provincial mortgage brokerage laws strictly prescribe the requirements applicable to a mortgage referral program in order for individuals who make the referrals to be exempt from the requirement to be licensed as mortgage brokers. Differing interpretations of, changes in, or violations of, any of the applicable exemptions under mortgage brokerage laws could subject us to damages, fines or sanctions and could have a material adverse effect on our ability to offer mortgage loan referrals in Canada. In addition, independent sales representatives selling mutual funds must comply with the disclosure requirements of CIRO and applicable securities laws governing mortgage referral arrangements. Failure to comply with such disclosure requirements could result in regulatory sanctions, which could have an adverse effect on our ability to offer mortgage loan referrals in Canada.

In the United States, we broker mortgage loans based on contractual agreements with a very limited number of mortgage lenders. A significant change to or disruption in the mortgage lenders’ mortgage businesses or an inability of the mortgage lenders to satisfy their contractual obligations to us could adversely affect our business, financial condition and results of operations.

Through a contractual agreement with Rocket Mortgage, LLC, Primerica Mortgage offers mortgage loans through the independent sales representatives who are licensed as mortgage loan originators. Primerica Mortgage also offers, through its mortgage loan originators, second mortgages and home equity lines of credit based on a contractual agreement with Spring EQ LLC. A significant change to or disruption in the lenders’ businesses or their inability to satisfy their contractual obligations to Primerica Mortgage could have an adverse impact on our business, financial condition and results of operations.

Our U.S. mortgage brokerage business is impacted by U.S. mortgage interest rates. Changes in prevailing mortgage interest rates or U.S. monetary policies that affect mortgage interest rates could adversely affect our business, financial condition and results of operations.

The U.S. Federal Reserve, which serves as the primary driver of U.S. monetary policies impacting mortgage interest rates, implemented multiple interest rate increases over recent years to address continued elevated inflation. Elevated mortgage interest rates lowered the demand for refinance mortgages and purchase-money mortgages offered by Primerica Mortgage. Continued elevated mortgage interest rates could continue to impact consumer demand for refinance mortgages and purchase-money mortgages, which could have an adverse impact on our mortgage brokerage business in the U.S.

Risks Related to Economic Downcycles, Public Health Crises or Catastrophes, and Disasters

The effects of economic downcycles, issues affecting the national, regional and/or global economy or geopolitical event(s), or any combination thereof, could impact the cost of living for our middle-income clients and could materially adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the national, regional and/or global economy such as elevated inflation resulting in a higher cost of living that may have repercussions on our markets. Economic downturns can result from a multitude of reasons and are often characterized by conditions such as elevated inflation and higher cost of living, declines in capital markets, higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and/or lower consumer spending. These conditions can impact the disposable income of middle-income consumers, which can influence their spending and investment decisions. With respect to our term life insurance business, we may continue to experience an elevated incidence of lapses or surrenders of term life insurance policies, which adversely impacts the amount of insurance premiums we collect. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In 2024, interest rates, equity market returns and our customers’ perception of the strength of the capital markets continued to impact consumer demand for the savings and investment products we distribute. Elevated interest rates relative to the performance of the equity markets and the perceived attractiveness of investing in equity markets versus other investments, such as U.S. Treasury bills and money market funds, could adversely impact consumer demand for the mutual funds, annuities, and managed accounts we distribute. Continued elevated producer prices have caused and may continue to cause higher labor costs and increased vendor and supplier costs. Economic conditions, including continued elevated producer prices have impacted and may continue to impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting.

Our investment and savings products business is sensitive to the performance of the equity markets. A protracted long-term downturn in equity market performance brought about by an economic downturn and/or geopolitical event(s) could adversely affect new sales and cause clients to liquidate mutual funds and other investments sold by independent sales representatives. This could cause a decrease in the asset value of client accounts which reduce our trailing commission revenues. Further, volatility or downturns in equity markets could dampen purchases of the investment products that we distribute and could have a material adverse effect on our business, including our ability to recruit and retain independent sales representatives. In addition, disruptions in credit markets caused by an economic downturn could result in a decline in the fair value of our fixed-maturity invested asset portfolio as well as increased credit losses on these invested assets.

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

A major public health crisis or catastrophic event has impacted and could again negatively impact our ability to attract new recruits, train and license the independent sales force, and incentivize the independent sales force to sell our products. If a significant number of independent sales representatives were to be impacted by a major public health crisis or catastrophic event, it could have a material adverse effect on recruiting, licensing, and our ability to write new business. A major public health crisis or catastrophic event could again cause significant volatility in global financial markets and disrupt the economy and the demand for the term life insurance, investment and savings, and other financial products that we distribute. Our investment portfolio and the valuations of invested assets we hold could also be materially adversely affected.

In the event of a disaster, our business continuity plan may not be sufficient, which could have a material adverse effect on our business, financial condition and results of operations.

Our infrastructure supports a combination of local and remote recovery solutions for business resumption in the event of a disaster, including a security incident. Our Canadian and U.S. operations utilize a data center located in our main campus in Duluth, Georgia. In the event of either a main campus destruction or the inability to access our data center or main campus in Duluth, Georgia, our business recovery plan provides for our employees to perform their work functions via a dedicated business backup/recovery site located about 20 miles from our main campus or by remote access from an employee’s home. In addition to this site, the Company uses a business resumption vendor that will provide the hardware required for recovery within a reasonable timeframe in the event of a disaster. However, in the event of main campus destruction, our business recovery plan may be inadequate, and our employees and the independent sales representatives may be unable to carry out their work immediately, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology and Cybersecurity

If one of our, or a third-party partner’s, significant information technology systems fails, if its security is compromised, or if the Internet becomes disabled or unavailable, our business, financial condition and results of operations may be materially adversely affected.

Our business is highly dependent upon the effective operation of our information technology systems and third-party technology systems, networks and clouds to record, process, transmit and store information, including sensitive customer and proprietary information. We rely on these systems throughout our business for a variety of functions including to conduct many of our business activities and transactions with customers, independent sales representatives, vendors and other third parties, to prepare our financial statements and to communicate with our Board of Directors. Further, our information technology systems and applications run a variety of third-party and proprietary software intended to support the independent sales force. Our business also relies on the use by employees, independent sales representatives and other third parties of electronic mobile devices, such as laptops, tablets and smartphones, which are particularly vulnerable to loss and theft.

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

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. All 50 U.S. states and Canada have breach notification requirements. New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies (“NYDFS Cybersecurity Requirements”) require covered financial services institutions to implement a cybersecurity program with policies and controls designed to protect information systems and data. The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which among other things, requires insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers. The Model Law, which has some similarities as well as differences from the NYDFS Cybersecurity Requirements, has been adopted by a significant number of states. In May 2024, the SEC adopted amendments to Regulation S-P that impose cybersecurity requirements on covered entities regarding policies and procedures, incident response and notification procedures, and cybersecurity risk management. In addition, various regulators and legislators are proposing, have proposed, and have passed more stringent privacy requirements, including the California Consumer Privacy Act of 2018, its updates in the California Privacy Rights Act of 2023, and related regulations (“CCPA”). The CCPA is designed to give consumers more control over their personal data and imposes strict liability for security incidents under certain circumstances.

Such laws or regulations could require us to implement new technologies or revise and maintain policies and procedures designed to protect sensitive customer, employee, independent sales representative and third-party information. Being subject to, or out of compliance with, the aforementioned laws and regulations could result in material costs, fines, penalties or litigation, which could materially adversely affect our business, financial condition and results of operations.

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

Valuation of our investments and the determination of expected credit losses when the fair value of our available-for-sale invested assets is below amortized cost are both based on estimates that may prove to be incorrect, which could adversely affect our financial condition and results of operations.

Our portfolio of invested assets primarily consists of fixed-maturity securities that are classified as available-for-sale. When the fair value of any of our available-for-sale invested assets declines below amortized cost, an impairment exists and we recognize a loss in either our consolidated statement of income or in other comprehensive income based on our assessment of expected credit losses. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an available-for-sale security is below its carrying value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statement of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the consolidated statement of comprehensive income as an unrealized loss. The determination of whether an impairment is due to credit factors is subjective and involves a variety of assumptions and estimates.

There are various risks and uncertainties associated with determining whether an impairment is due to credit factors when the fair value of available-for-sale securities declines below amortized cost. To the extent that we are incorrect in our determination of the fair value of our investment securities or our determination of whether an impairment is due to credit factors for available-for-sale securities, we may realize losses that never actually materialize and are subsequently reversed, or we may fail to recognize losses within the appropriate reporting period.

Changes in accounting standards can be difficult to predict and could adversely impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. United States generally accepted accounting principles (“U.S. GAAP”) is a continuously evolving set of financial accounting and reporting standards that governs the preparation of our financial statements. Changes to U.S. GAAP can be difficult to implement and can materially impact how we record and report our financial condition and results of operations. Future financial reporting standard changes by the Financial Accounting Standards Board and the SEC could adversely impact our ability to maintain effective control over financial reporting given the changes that are needed to adopt such standards.

Additionally, the Company’s insurance company subsidiaries prepare statutory financial statements in accordance with accounting principles designated by regulators in the jurisdictions in which they are domiciled. The financial statements of our U.S. insurance subsidiaries are prepared in accordance with statutory accounting principles (“SAP”) prescribed or permitted by state insurance departments and the NAIC. SAP, including actuarial methodologies for estimating reserves, are subject to continuous evaluation by the NAIC and state insurance departments. Similarly, our Canadian life insurance subsidiary is required to prepare statutory financial statements in accordance with International Financial Reporting Standards, as prescribed by the OSFI in Canada. The statutory financial statements of our insurance company subsidiaries are used to determine dividend capacity and risk-based capital and are monitored closely by regulators. Changes in accounting standards and interpretations of those standards could adversely impact our insurance companies’ ability to pay dividends to the Parent Company and comply with the financial statement requirements stipulated by the applicable insurance regulators.

The inability of our subsidiaries to pay dividends or make distributions or other payments to us in sufficient amounts would impede our ability to meet our obligations and return capital to our stockholders.

Operations of the Company are conducted by its subsidiaries. As such, Primerica, Inc. is a holding company that has no significant operations. Our primary asset is the capital stock of our subsidiaries and our primary liability is our senior unsecured notes (the “Senior Notes”). We rely primarily on dividends and other payments from our subsidiaries to meet our operating costs, other corporate expenses, and Senior Notes obligations, as well as to return capital to our stockholders. The ability of our subsidiaries to pay dividends to us depends on their earnings, covenants contained in existing and future financing or other agreements and on regulatory restrictions. The ability of our insurance subsidiaries to pay dividends will further depend on their statutory income and surplus. If the cash we receive from our subsidiaries is insufficient for us to fund our obligations or if a subsidiary is unable to pay dividends to us, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, given the risk of volatility in the capital markets, there is no assurance that we would be able to raise cash by these means.

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

Activity by federal, state and provincial regulators relating to the possible impacts of climate change on companies and their constituents has resulted in heightened legislative and regulatory activity at the federal, state and provincial levels. For example, on March 6, 2024, the SEC issued a final rule aimed at enhancing and standardizing climate-related disclosures (the “SEC Climate-Related Disclosures rule”). Multiple legal challenges led the SEC to stay the SEC Climate-Related Disclosures rule pending completion of judicial review of the consolidated lawsuits in the U.S. Court of Appeals for the Eighth Circuit. The outcome of the pending judicial review is uncertain. Depending on the outcome of the U.S. Court of Appeals for the Eighth Circuit’s review or a potential withdrawal of the rule by the SEC, preparation of new disclosures may require significant assistance from third-party vendor(s), for which there may be high demand and limited availability.

On October 7, 2023, California enacted The Climate Corporate Accountability Act (“SB 253”) and The Climate-Related Financial Risk Act (“SB 261”), which impose extensive new climate-related reporting requirements on any U.S. business entity with annual revenues over $1 billion and $500 million (for SB 253 and SB 261, respectively) doing business in California. SB 253 requires disclosure of Scope 1 and 2 greenhouse gas (“GHG”) emissions beginning in 2026 and Scope 3 GHG emissions beginning in 2027. SB 261 requires covered entities to biennially report on climate-related financial risk and measures adopted to reduce and adapt to such risk; however, the Company appears to be exempt from SB 261 because it already completes the Climate Risk Disclosure Survey, an annual survey administered by the California Department of Insurance. The Company is awaiting clarification as to whether the Company is exempt from SB 261. On September 27, 2024, California enacted Senate Bill 219 (“SB 219”), amending SB 253 and SB 261 by, among other things, (i) extending the deadline for the California Air Resources Board (“CARB”) to implement regulations from January 1, 2025 to July 1, 2025; (ii) authorizing reporting entities to consolidate emissions disclosures at the parent company level; and (iii) granting CARB discretion to set Scope 3 GHG emissions disclosure in 2027. In addition, on March 7, 2023, OSFI issued its final Guideline B-15, which sets out expectations for the management and disclosure of climate-related risks for federally regulated financial institutions in Canada, including disclosure of Scope 1, 2 and 3 GHG emissions by the end of 2025. Guideline B-15 also includes OSFI’s expectation that applicable entities to conduct internal and standardized climate scenario analyses and report the results to OSFI periodically. OSFI’s Standardized Climate Scenario Exercise, which was due in December 2024, was intended to help OSFI assess exposure to climate-related risks among the entities it regulates for future reporting to OSFI. Compliance with SB 253, SB 261, SB 219, Guideline B-15 and any other climate disclosure rules applicable to the Company may require significant assistance from third-party vendor(s). Factors that could adversely impact our ability to comply with any new climate disclosure rules include, but are not limited to, failure to secure the assistance of a third-party vendor(s), inability to gather the requisite data in a timely manner or at all, and/or significant associated financial costs.

General Risk Factors

Litigation and regulatory investigations and actions may result in financial losses and harm our reputation.

We face a risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses. From time to time, we are subject to private litigation as a result of alleged independent sales representative misconduct or alleged failure of the Company to follow applicable insurance, securities or other laws or regulations. If we become subject to any such litigation, the associated legal expense and any judgment or settlement of the claims could have a material adverse effect on our business, financial condition and results of operations.

We are also routinely subject to regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, provincial and federal regulators and other authorities and from time to time, regulatory investigations as a result of alleged independent sales representative misconduct or alleged failure of the Company to follow applicable laws or regulations. A substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Primerica’s continued success requires a high-performing and stable team of employees across all levels, and the loss of key employees could negatively affect our financial condition and impair our ability to implement our business strategy.

In addition to intense competition for talent, workforce dynamics are constantly evolving. A disproportionate loss of staff can negatively impact morale, productivity and service levels. If the Company does not manage these changing workforce dynamics effectively, leading to prolonged employee attrition, or reasonable security measures with respect to senior management when traveling on behalf of the Company fail, it could materially adversely affect the Company’s financial condition, results of operations, and inhibit our long-term business strategy.

Further, our success substantially depends on our ability to attract and retain members of our senior management team. The efforts, level of engagement, and leadership of our senior managers have been, and will continue to be, critical to our success. Many of our most senior managers are very tenured and we expect instances of retirement in 2025. The loss of service of members of our senior management team for any reason and without adequate succession planning and talent management could reduce our ability to successfully motivate the independent sales representatives or implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that such agreements will be renewed.

We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business, financial condition and results of operations.

We regularly evaluate and undertake business initiatives to improve and support our competitiveness and grow our business. Business initiatives that we are currently developing or executing, for example, include enhancements to information technology, our client relationship manager tool, and other systems, updates to our client and independent sales representative-facing software tools and applications, and streamlining of our off-channel communications systems. Our ability to implement these initiatives often may be dependent on our ability to integrate systems, develop and invest in new technologies and evolve existing methods and tools. The execution of these initiatives also may depend on our ability to change vendors, and implementation of certain initiatives may be dependent on third parties. In addition, these initiatives may take longer than anticipated to implement, and our ability to execute these initiatives in a timely manner may impact the outcomes. Likewise, technological and other changes made in connection with these initiatives may result in increased or unanticipated costs, inadvertent data disclosures, operating errors, disruptions to our business, or may present other unanticipated technical or operational hurdles. The expansion of services or changes of vendors may involve client, regulatory and other third-party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated benefits or other intended results associated with these initiatives, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to effectively execute our corporate strategy, which could have a material adverse effect on our business, financial condition and results of operations.

Our mission to create financially independent families has remained unchanged. In 2025, we updated our corporate strategy to re-align our mission, strategic vision, guiding principles and growth pillars to help us continue to deliver on our mission. An inability to effectively execute our corporate strategy could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Primerica has processes in place aimed at assessing, identifying, and managing material risks from cybersecurity threats which are integrated into Primerica’s enterprise risk management system. Primerica’s enterprise risk management and internal audit functions conduct regular assessments and audits of risks from cybersecurity threats and report the results to the Board of Directors at least quarterly. The Board considers cybersecurity risk as part of its business strategy, risk management, and financial oversight.

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

Governance

The Board of Directors has responsibility for oversight of risks from cybersecurity threats. The Board receives a quarterly report from the Chief Information Officer and Chief Information Security Officer on risks from cybersecurity threats and, under the Company’s incident reporting plan, the Board is informed by management of certain cybersecurity incidents as appropriate. In 2024, the Board participated in a facilitator-led training and simulation of an information security incident.

Primerica’s senior executive leadership is actively involved in managing material risks from cybersecurity threats. Primerica’s cybersecurity operations risk steering group is chaired by the Chief Insurance Officer and holds quarterly meetings. It includes key executives from the Company’s technology, security, privacy, and legal teams, coordinates corporate security initiatives and provides high-level guidance on technology-and security-related issues. The Chief Information Security Officer has responsibility for assessing and managing the Company’s material risks from cybersecurity threats. The Chief Information Security Officer has served in various roles in information technology and information security for 36 years, including serving as the Company’s Chief Information Security Officer for over 24 years.

ITEM 2. PROPERTIES.

Our executive offices and business operations are housed primarily at our home office facility located in Duluth, Georgia. Our home office facility consists of approximately 345,000 square feet of general office space where our primary business operations are maintained including our information technology infrastructure and our media production studios. The lease for this building is scheduled to expire on December 31, 2035. This office space is used by all of our operating segments.

We also maintain a regional head office location for our Canadian operations in Mississauga, Ontario. Our Canadian head office location consists of general office space under a lease expiring in October 2030. This office space is used by all of our operating segments.

We lease general office space for our NBLIC subsidiary in Long Island City, New York under a lease expiring in March 2030. This office space is primarily used by the Corporate and Other Distributed Products segment.

We believe that our existing facilities in the U.S. and Canada are adequate for our current requirements and for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

The name, age at February 28, 2025, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Executive Officers:
Glenn J. Williams	65	Chief Executive Officer
Peter W. Schneider	68	President
Tracy X. Tan	54	Executive Vice President and Chief Financial Officer
Certain Significant Employees:
John A. Adams	66	Executive Vice President; Chief Executive Officer of Primerica Life Insurance Company of Canada
Michael C. Adams	68	Executive Vice President, Special Strategic Projects
Lisa A. Brown	55	Executive Vice President and Chief People Officer
Nicholas E. Craven	40	Executive Vice President and Chief Insurance Officer
Stacey K. Geer	58	Executive Vice President, Deputy General Counsel, Chief Governance and Risk Officer, and Corporate Secretary
Kathryn E. Kieser	55	Executive Vice President and Chief Reputation Officer
Michael W. Miller	47	Executive Vice President
Rosie Orlando	58	Executive Vice President; President of Primerica Life Insurance Company of Canada
Robert H. Peterman, Jr.	59	Executive Vice President and Chief Operating Officer
Gregory C. Pitts	62	Executive Vice President
Paul E. Regard	52	Executive Vice President; Chief Executive Officer of PFS Investments Inc.
Brett A. Rogers	59	Executive Vice President and General Counsel
Julie A. Seman	55	Executive Vice President and Chief Marketing and Innovation Officer
Dale A.M. Tuck	52	Executive Vice President and Chief Information Technology Officer

Set forth below is biographical information concerning our executive officers, who were elected by our Board of Directors and serve subject to their respective employment agreements.

Glenn J. Williams has served as Chief Executive Officer since April 2015. He served as President from 2005 through March 2015. Previously, he served as Executive Vice President of Field and Product Marketing for international operations from 2000 to 2005, as President and Chief Executive Officer of Primerica Canada from 1996 to 2000, and in roles of increasing responsibility as part of Primerica’s international expansion team in Canada from 1985 to 2000. He began his career with Primerica in 1981 as a member of the Company’s independent sales force and joined the home office team in 1983. Mr. Williams earned his B.S. degree in Education from Baptist University of America. He has served on the board of trustees for the Georgia Baptist Foundation since October 2024 and from 2019 to 2023.

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

Tracy X. Tan has served as Executive Vice President and Chief Financial Officer (CFO) since December 2023. She joined Primerica in October 2023 as Executive Vice President, Finance and was designated at that time as the next CFO. Prior to joining Primerica, from 2018 to October 2023, Ms. Tan served as CFO of Strategic Link Consulting, a fintech enterprise. From 2015 to 2018, Ms. Tan was Senior Vice President and CFO for Assurant Global Housing, a subsidiary of Assurant, Inc. From 2013 to 2015, she served as Vice President (VP) of Finance and Divisional CFO for Novelis North America in Novelis Inc. From 2005 to 2013, she was VP and Divisional CFO for the Electrical and Industrial Divisions of Southwire Company. Ms. Tan began her career at General Electric Company in 1996, where she held various roles with increasing responsibilities across four industries, including as VP and CFO for GE Intelligent Platform Embedded Systems from 2003 to 2005. Ms. Tan has an M.B.A. degree from Bowling Green State University. She is also an alumna of GE’s Experienced Financial Leadership Program and Financial Management Program.

Set forth below is biographical information concerning certain significant employees, who were elected as officers by our Board of Directors.

John A. Adams has served as the Chief Executive Officer of Primerica Life Canada since 2003. He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance. Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies. He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto with a Bachelor of Commerce degree and is a

Chartered Accountant and Chartered Professional Accountant. Mr. Adams has provided industry leadership as a board member of the Investment Funds Institute of Canada (the mutual fund industry association) since 2005, having served as its Board Chairman from 2015 to 2017. He also serves as a board member of the Federation of Independent Dealers.

Michael C. Adams has served as Executive Vice President, Special Strategic Projects since October 2024. He previously served as Executive Vice President and Chief Business Technology Officer from May 2021 to October 2024 and was responsible for business technology since 1988. He was Co-Head of Business Technology from 2017 to May 2021 and served in various capacities at the Company since 1980. Mr. Adams earned his B.A. degree in business and economics from Hendrix College in 1978.

Lisa A. Brown has served as Executive Vice President and Chief People Officer since October 2024. She previously served as Chief Administrative Officer from October 2020 to October 2024. In her current role, she oversees Human Resources (HR) and Talent Management, driving the Company’s people strategy, cultural transformation, and succession planning. Ms. Brown also leads the Company’s diversity, equality, inclusion and belonging initiatives and manages the Strategic Markets business groups that support the Company’s independent sales force. Prior to joining Primerica, Ms. Brown spent over 21 years at Delta Air Lines where she held various leadership roles in Human Resources. Her responsibilities included overseeing functions for Delta Air Lines’ subsidiaries, leading talent development programs, and serving as the senior HR leader in multiple customer functions. She holds a B.S. degree in Human Resources Administration from Michigan State University and a Masters of Business Administration from Kennesaw State University. Ms. Brown serves on the Broad College of Business Advisory Board at Michigan State University and serves on the board of Junior Achievement of Georgia. Additionally, she is a dedicated member of the Delta Sigma Theta Sorority, Inc.

Nicholas E. Craven has served as Executive Vice President and Chief Insurance Officer of the Company since October 2024. In this role, he oversees the operations of Primerica Life Insurance Company (PLIC) as well as agent life insurance licensing, data analytics and technology company wide. Previously, he served as President of PLIC from April 2021 through December 2024 and as Senior Vice President and Chief Information Officer of PLIC from August 2018 to April 2021. Prior to joining Primerica, he advanced through various consulting roles of increasing seniority at Ernst & Young, LLP from 2013 to 2018. Mr. Craven has a Bachelor of Business Administration from Georgia State University.

Stacey K. Geer has served as Executive Vice President, Deputy General Counsel, Chief Governance Officer and Corporate Secretary of Primerica, Inc. since March 2015. She was named the Company’s Chief Risk Officer in May 2024. In these capacities, she has responsibility for all corporate governance matters, including matters relating to the board of directors, SEC disclosure, financings and company equity, mergers and acquisitions and sustainability, and she also supervises certain of the Company’s non-governance related legal functions. Ms. Geer joined Primerica in February 2010. Prior to joining Primerica, Ms. Geer served as Deputy General Counsel of Mueller Water Products, Inc. from 2007 to February 2010, as the Chief Securities Counsel of BellSouth Corporation from 2001 to 2007, and as a Partner at King & Spalding in Atlanta, Georgia from 2000 to 2001. Ms. Geer received a B.S degree in Economics from The Wharton School of the University of Pennsylvania and a J.D. from the UCLA School of Law.

Kathryn E. Kieser has served as Executive Vice President and Chief Reputation Officer of Primerica, Inc. and President and Chair of the Primerica Foundation since January 2019, leading public relations, social media, search engine optimization, enterprise research and philanthropy. Previously, she served as Executive Vice President of Investor Relations from April 2010 to December 2018. Ms. Kieser joined Primerica in October 1995 and has held many positions over her career including Vice President of Sales and Product Marketing, Senior Vice President of Auto and Homeowners Insurance, and Chief Marketing Officer for Primerica Life Insurance Company (PLIC). Ms. Kieser earned her B.S. degree in Business Administration from Auburn University and a Master of Science degree from Georgia State University. She serves on the boards of directors for the Gwinnett Chamber of Commerce and the Community Foundation for Northeast Georgia and on the board of advisors for the Metro Atlanta Chamber of Commerce.

Michael W. Miller has served as Executive Vice President since 2015, President of Primerica Mortgage, LLC from January 2018 through December 2024 and Executive Chairman of the Board of Directors of Primerica Health, LLC from July 2021 to September 2024. He served as Head of Corporate Development and Strategic Planning of Primerica, Inc. from September 2015 to August 2021. Prior to joining Primerica, Mr. Miller was senior investment banker at Lazard from 2006 to September 2015, where he specialized in providing strategic advice to a broad array of financial institutions and their regulators. While at Lazard, Mr. Miller advised on over $85 billion of successful transactions and restructuring assignments. Mr. Miller also worked in the insurance industry in various capacities. He holds a B.S. degree from Brigham Young University in Business Administration and Finance and earned the Chartered Property & Casualty Underwriter designation.

Rosie Orlando has served as Executive Vice President of Primerica, Inc. since October 2024 and as President of Primerica Life Insurance Company of Canada (PLICC) since November 2022. She previously served as Executive Vice President and Chief Operating Officer of PLICC from February 2006 to November 2022, Senior Vice President, Training and Development from January 2022 to February 2006 and in various roles since joining the Company in 1992. Ms. Orlando obtained her Bachelor of Arts from York University in Toronto.

Robert H. Peterman, Jr. has served as Executive Vice President and Chief Operating Officer since October 2024. He previously served as Executive Vice President and Chief Distribution Officer from March 2023 to October 2024 and as Executive Vice President and Chief Marketing Officer from 2018 to March 2023. He served as President of Primerica Distribution from 2013 to 2018, where he was responsible for recruiting, licensing, licensing education, field compensation, field equity, and decision support. In 2005, he became Executive Vice President and was given responsibility for the Company’s Grow the Sales Force initiative. He also served as Chief Executive Officer of Primerica’s New York Life Insurance Company from 2017 to 2018. Mr. Peterman joined the Company in 1984 and has served in many varying roles throughout the business.

Gregory C. Pitts has served as Executive Vice President since October 2024. He served as Executive Vice President and Chief Operating Officer from December 2009 to October 2024, as Executive Vice President since 1995 with responsibilities for the Term Life Insurance and Investment and Savings Products segments, and with responsibilities for the information technology division and in various capacities at the Company since 1985. Mr. Pitts earned his B.S. in Business Administration from the University of Arkansas. He serves on the board of directors of the Boy Scouts of America Atlanta Area Council.

Paul E. Regard has served as Executive Vice President of Primerica, Inc. since October 2024 and as Chief Executive Officer and President of PFS Investments Inc. since October 2023. Since joining Primerica in September 2015, he has held various roles in the Company’s securities business, including building and launching the Company’s managed account platform. Before joining Primerica, Mr. Regard was a Director at The Bank of New York Mellon Corporation (BNY Mellon) from 2008 to 2013 where he helped develop BNY Mellon’s asset management business for Asian financial intermediaries. Mr. Regard has a B.S. in Finance from the University of Notre Dame.

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

Julie A. Seman has served as Executive Vice President and Chief Marketing and Innovation Officer since March 2023, responsible for the marketing of our Life, Investment and Savings, and Legal Protection products, Digital & Field Distribution and Meetings & Conventions. She previously served as Executive Vice President and Chief Marketing Officer of Field Distribution, Digital Distribution, Primerica Life, Client Solutions, and Strategic Markets from May 2018 to March 2023. Since 2014 she has been responsible for sales force growth and increased product distribution through the training and development of financial services representatives in the United States, Canada, Puerto Rico and Guam. In addition, Ms. Seman previously supported Primerica’s Strategic Markets, which include African American, Asian Pacific Islander, Hispanic, Partnership and Women with a focus on personal financial education and entrepreneurship. Prior thereto, she was Senior Vice President of Client Solutions from 2010 to 2014 where she supervised all front-end products and oversaw field communication tools. Ms. Seman joined the Company in 1998 and has served in many roles with increasing responsibility. Ms. Seman received her B.S. degree in Business Management from Southern Illinois University.

Dale A.M. Tuck has served as Executive Vice President and Chief Information Technology Officer of Primerica, Inc. since October 2024. Since September 2020, he has served as Executive Vice President of Primerica Life Insurance Company (PLIC) and since October 2024 as Chief Information Technology Officer, overseeing information technology initiatives across the Company. He served as Senior Vice President, Technology Strategy and Governance from February 2019 to September 2020. Prior to joining Primerica, Mr. Tuck served as Head of Digital Business at Neudesic, an IBM company, from 2018 to February 2019 and in various roles throughout his nearly 20 year technology-related career. He obtained a Higher Diploma (HD) in Marketing Management from the Institute of Marketing Management in in Durban, South Africa and a Masters in Business Administration from the University of Manchester in the United Kingdom.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2025, we had 319 holders of record of our common stock.

Dividends

In the first quarter of 2025, we declared a quarterly dividend to stockholders of $1.04 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2024, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
October 1 - 31, 2024	157,699	$274.60	154,651	$1,890,837
November 1 - 30, 2024	6,914	277.85	6,804	450,000,000
December 1 - 31, 2024	1,575	301.18	-	450,000,000
Total	166,188	$274.99	161,455	450,000,000

(1)
Consists of repurchases of (a) 4,733 shares of common stock at an average price of $277.43 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 16, 2023, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $425.0 million of our outstanding common stock from November 16, 2023 through December 31, 2024.
(3)
On November 14, 2024, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $450.0 million of our outstanding common stock from November 14, 2024 through December 31, 2025.

For more information on our share repurchases, see Note 14 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2019 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“mid-cap”) equities sector. The

S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Return Performance
Index Value
$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2019	12/30/2020	12/31/2021	12/31/2022	12/31/2023	12/30/2024
Primerica, Inc.	$100.00	$103.91	$120.40	$113.26	$166.58	$222.58
S&P 500 Insurance	100.00	99.56	131.54	144.86	158.28	200.73
S&P MidCap 400	100.00	113.66	141.80	123.28	143.55	163.55

(1)
The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2024. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included herein. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Item 1A. Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

The Company previously reported a Senior Health segment, which consisted of e-TeleQuote Insurance, Inc. and subsidiaries, a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”) that was disposed of as of September 30, 2024, and is now reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our consolidated financial statements included elsewhere in this report for further details.

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

Volatility in capital markets in recent periods has continued to impact our business. Strong equity performance has influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the sharp rise in market interest rates during 2022 and further rate increases in 2023 have largely driven the unrealized losses that have accumulated in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement for securities where we have no present intention to dispose of them and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Year ended December 31,
	2024	2023	2022
New recruits	445,425	361,925	359,735
New life-licensed independent sales representatives	56,320	49,096	45,147
Life-licensed independent sales representatives, at period end	151,611	141,572	135,208

The number of new recruits increased in 2024 compared to 2023. The year-over-year increase was primarily driven by the momentum following our biennial convention held in July 2024 and special recruiting incentives that were offered in connection with the convention. Approximately 81,000 individuals were recruited while the special incentives were in place. Recruiting activity was strong in 2023 without the benefit of significant recruiting incentives as compared with recruiting activity in 2022, which benefited from the impact of the biennial convention held in June 2022 and associated recruiting incentives. Positive sentiment regarding interest in our business opportunity along with the demand for supplemental income likely contributed to the strong recruiting activity in the comparable periods.

New life-licensed independent sales representatives increased in 2024 compared to 2023 and 2022 as the pipeline of recruits has increased each year-over-year.

The number of life-licensed independent sales representatives increased each year reflecting strong recruiting and licensing activity as discussed above.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24, as adjusted (1)), were as follows:

	Year ended December 31,
	2024	2023	2022	Adjusted 2022 (estimated)
Average number of life-licensed independent sales representatives	145,975	137,760	132,077	132,077
Number of new policies issued(1)	370,396	358,860	291,918	333,020
Average monthly rate of new policies issued per life-licensed(1) independent sales representative	0.21	0.22	0.18	0.21

(1)
For the year ended December 31, 2022, the previously reported number of new policies issued has been adjusted for comparability purposes as a result of our new term life insurance products introduced in October 2022, which modified how policies are structured in relation to individual lives. Historically, two adult lives could be covered under a single policy by adding a spouse rider. To better align risk and pricing in our new life insurance products, we eliminated this rider and now sell a separate policy for each insured life. Results for the years ended December 31, 2024 and 2023 reflect additional policies issued to reflect the former spouse rider with a separate policy in the new life insurance products. To make year-over-year comparisons more consistent, we have provided estimates for the year ended December 31, 2022.

The average number of life-licensed independent sales representatives increased each year as a result of strong recruiting and licensing activity that drove growth in the size of the independent sales force as discussed above.

New policies issued increased each year primarily due to year-over-year growth in the number of life-licensed independent sales representatives.

Productivity in 2024, 2023, and adjusted 2022 measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was in line with our adjusted historical range.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2024	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$944,609		$916,808		$903,403
Net change in face amount:
Issued face amount	122,233	13%	119,102	13%	103,822	11%
Terminations	(103,872)	(11)%	(94,230)	(10)%	(82,894)	(9)%
Foreign currency	(9,387)	*	2,929	*	(7,523)	*
Net change in face amount	8,974	*	27,801	3%	13,405	1%
Face amount in-force, end of period	$953,583		$944,609		$916,808

* Less than 1%.

The face amount of term life policies in-force increased each year as the face amount issued continued to exceed the face amount terminated. Issued face amounts increased each year due to the increase in the number of new policies issued as discussed above.

Policy terminations increased year-over-year but were consistent when measured as a percentage of beginning face amount in-force. Policy terminations were elevated in all periods with the high cost of living a likely key contributing factor. In 2024 and 2022, the effect of a stronger U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in-force. During 2023, the strengthening of the Canadian dollar relative to the U.S. dollar contributed to the increase in face amount.

Our average issued face amount per new policy was approximately $255,200 in 2024 compared to $256,100 in 2023 and $228,000 in 2022, using the adjusted 2022 number of new policies issued as discussed above. The average issued face amount per new policy was generally flat in 2024 compared to 2023. The average issued face amount per new policy in 2023 was higher compared with adjusted 2022 due to our new term life insurance products launched in October 2022, which drove an increase in demand for policies at higher face amount levels.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings product sales were as follows:

	Year ended December 31,			2024 vs. 2023 change		2023 vs. 2022 change
	2024	2023	2022	$	%	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$4,795	$3,898	$4,266	$897	23%	$(368)	(9)%
Canada retail mutual funds - with up-front sales commissions	665	478	912	$187	39%	$(434)	(48)%
Annuities and other	3,968	2,818	2,629	1,150	41%	189	7%
Total sales-based revenue generating product sales	9,428	7,194	7,807	2,234	31%	(613)	(8)%
Managed investments	1,787	1,212	1,513	575	47%	(301)	(20)%
Canada retail mutual funds - no up-front sales commissions	798	691	494	107	15%	197	40%
Segregated funds	66	115	195	(49)	(43)%	(80)	(41)%
Total product sales	$12,079	$9,212	$10,009	$2,867	31%	$(797)	(8)%

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2024	% of beginning balance	2023	% of beginning balance	2022	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$96,735		$83,949		$97,312
Net change in asset values:
Inflows	12,079	12%	9,212	11%	10,009	10%
Redemptions	(10,207)	(11)%	(7,663)	(9)%	(6,587)	(7)%
Net flows	1,872	2%	1,549	2%	3,422	4%
Change in fair value, net	14,849	15%	10,865	13%	(15,855)	(16)%
Foreign currency, net	(1,374)	(1)%	372	*	(930)	*
Net change in asset values	15,347	16%	12,786	15%	(13,363)	(14)%
Asset values, end of period	$112,082		$96,735		$83,949

* Less than 1%.

Average client asset values were as follows:

	Year ended December 31,			2024 vs. 2023 change		2023 vs. 2022 change
	2024	2023	2022	$	%	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$51,731	$43,673	$42,508	$8,058	18%	$1,165	3%
Canada retail mutual funds	13,627	11,613	11,314	2,014	17%	299	3%
Annuities and other	28,218	24,229	23,947	3,989	16%	282	1%
Managed investments	9,852	7,663	6,951	2,189	29%	712	10%
Segregated funds	2,314	2,295	2,474	19	*	(179)	(7)%
Total average client asset values	$105,742	$89,473	$87,194	$16,269	18%	$2,279	3%

* Less than 1%.

Average number of fee-generating positions was as follows:

	Year ended December 31,			2024 vs. 2023 change		2023 vs. 2022 change
	2024	2023	2022	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,384	2,335	2,281	49	2%	54	2%
Recordkeeping only	861	836	814	25	3%	22	3%
Total average number of fee- generating positions	3,245	3,171	3,095	74	2%	76	2%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. Investment and savings product sales increased in 2024 from 2023, primarily due to our ability to leverage increased demand across all product lines except for Canadian segregated funds. The increase in demand was driven by strong equity market performance in the period leading up to and including 2024. In particular, variable annuity product sales continued to lead the growth in sales as the guarantees offered by these products have become more appealing to investors given strong equity market performance and elevated interest rates. Marginally offsetting the increase in product sales was lower year-over-year sales of Canadian segregated funds as sales of investments in new Canadian segregated fund accounts significantly decreased after May 2023 due to implemented regulations in Canada. See “Regulatory Changes” below for more information on Canadian regulations.

Investment and savings product sales decreased in 2023 from 2022, resulting primarily from lower year-over-year product sales during the first half of 2023. The impact of market volatility, the higher cost of living, and the availability of high yield money market and savings account alternatives likely drove the reduction in demand for U.S. mutual funds, total Canadian mutual funds and managed accounts during the first half of 2023. By comparison, product sales in the early part of 2022 reflected strong demand that followed a period of positive equity market returns. The majority of Canadian mutual fund product sales shifted to a no up-front sales commission model in 2023 compared to an up-front sales commission model in the first part of 2022 as a result of the introduction of our new principal distributor Canadian mutual fund product in July 2022. The principal distributor model results in higher asset-based trail commission revenues over time in lieu of up-front compensation at the time of sale. Additionally, lower year-over-year sales of Canadian segregated funds as sales of investments in new Canadian segregated fund accounts significantly decreased starting in June 2023 due to new regulations in Canada. Partially offsetting these decreases were higher sales of variable annuities in 2023 as investor demand for the guarantee features of these products increased likely due to market volatility during that year.

Rollforward of client asset values. Ending client asset values increased in 2024 from 2023 primarily due to the differences in market performance during each respective year. Net flows increased in 2024 from 2023. Partially offsetting the increase was movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted client asset values during 2024.

Ending client asset values increased in 2023 from 2022 primarily due to the difference in market performance during each respective year. Net flows remained positive during 2023 but were lower than net flows in 2022.

Average client asset values. Average client asset values increased in 2024 compared to 2023. The increase was driven by the cumulative effect of strong market performance and net client inflows, partially offset by the effect of a stronger U.S. dollar in relation to the Canadian dollar.

Average client asset values increased modestly in 2023 compared to 2022. The increase was driven by the timing and changes in market conditions that affected the balance of client assets during each year combined with the impact of positive net flows.

Average number of fee-generating positions. The average number of fee-generating positions increased in 2024 compared to 2023 and in 2023 compared to 2022 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Regulatory Changes.

Restrictions on compensation models in Canada. In response to regulatory changes in Canada by the Canadian Securities Administrators (“CSA,” the provincial and territorial securities commissions), we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by the independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an up-front sales commission or higher asset-based commissions over time. Although we received the requisite approval, the CSA indicated to us at the time of such approval that the CSA has been closely examining the Principal Distributor funds model, and it launched a public consultation on the model and related sales practices. In response to its public consultation, the CSA may consider future amendments that would require modifications to our Principal Distributor model, including with respect to its up-front commission features. Comments on the consultation are due by April 28, 2025. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued. During the year ended December 31, 2024, Canadian mutual funds represented approximately 12% of our total investment and savings product sales and approximately 13% of our average client asset values.

As mandated by insurance regulators in Canada, a cessation of deferred sales charges on new segregated fund contracts entered into after May 31, 2023 went into effect as previously announced. Deferred sales charges will continue to be allowed on subsequent deposits to existing segregated funds contracts for a period of time; however, insurance regulators will be further evaluating whether to allow this continued use. Our Canadian segregated funds products were primarily sold on a deferred sales charge basis and we paid up-front commissions to the independent sales representatives for the sale of these products. As we anticipated, we experienced a decline in segregated funds product sales beginning in June 2023. Without further clarity from regulators on allowable segregated funds compensation practices, we are unable to evaluate and introduce new compensation practices for the sale of our segregated funds or similar products we could potentially distribute on behalf of third parties. We earn revenue from Canadian segregated funds products based on a percentage of client assets under management. During the year ended December 31, 2024, Canadian segregated funds represented less than 1% of our total investment and savings product sales and approximately 2% of our average client asset values. Partly in response to the decline in sales discussed above, we entered into an agreement with The Canada Life Assurance Company, a third-party insurance company, to distribute segregated funds underwritten by it. In early 2025, we began the process of rolling out our distribution of these segregated fund contracts. We do not expect the distribution of segregated funds products to materially impact our Investment and Savings Product segment revenues in the near term.

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

Historically, we have found that while sales volume of term life insurance products between fiscal periods may vary based on a variety of factors, the productivity of independent sales representatives generally remains within a range (i.e., an average monthly rate of new policies issued per life-licensed independent sales representative between 0.20 and 0.24, as adjusted). The volume of term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, disability, and interest rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing deferred policy acquisition costs (“DAC”).

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
•
Disability. Our profitability will fluctuate to the extent actual disability rates underlying our waiver premium benefits, including recovery rates for individuals currently disabled, differ from actuarial assumptions. The waiver of premium benefit is secondary to the death benefit coverage provided. However, the waiver of premium benefit is not reinsured on a yearly renewable term (“YRT”) basis and material changes in assumptions compared to expectations can have a disproportionate impact on our financial results.
•
Interest Rates. We use a locked-in assumption for future interest rates for reserves underlying our segment results. Policies issued prior to the January 1, 2021 transition date of the Company’s adoption of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (the “Transition Date”) use an interest rate that reflects the portfolio’s current reinvestment rate while policies issued on or after the Transition Date use an upper-medium grade fixed income instrument yield during the period of issue.

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

The effect of our reinsurance arrangements on ceded premiums and benefits and expenses on our consolidated statements of income follows:

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
•
Benefits and claims. Benefits and claims include incurred claim amounts and changes in future policy benefit reserves. Reinsurance reduces incurred claims in direct proportion to the percentage ceded, and reinsurance cash flows are reflected in the ceded reserves included in reinsurance recoverables. Changes in ceded reserves offset changes in future policy benefit reserves.
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

Sales. We earn commissions and fees, such as dealer re-allowances and marketing and distribution fees, based on sales of mutual fund products and annuities in the United States and sales of certain mutual fund products in Canada. Sales of investment and savings products are influenced by the overall demand for investment and savings products in the United States and Canada, as well as by the size and productivity of the independent sales force. We generally experience seasonality in the Investment and Savings Products segment results due to our high concentration of sales of retirement account products. These accounts are typically funded in February through April, coincident with our clients’ tax return preparation season. While we believe the size of the independent sales force is a factor in driving sales volume in this segment, there are a number of other variables, such as economic and market conditions, which may have a significantly greater effect on sales volume in any given fiscal period.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See Note 12 (Debt), Note 14 (Stockholders’ Equity) and Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

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

The year-end exchange rates (U.S. dollar per Canadian dollar) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars decreased by 8% in 2024 from 2023. Also, the average exchange rates used by the Company in 2024 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased 1% compared to 2023. The 2023 year-end exchange rates increased by 3% from 2022 and the average exchange rates decreased 4% compared to 2022.

See the Results of Operations section, the Financial Condition section, and “Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk” and Note 4 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report, for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

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

Assumptions of face amounts used to amortize DAC for term life policies, including persistency and mortality, are consistent with the assumptions used in estimating the LFPB. Changes in persistency would have the most notable impact on DAC amortization; however, the differences primarily affect DAC amortization on a go-forward basis. If annual lapse rate assumptions at each policy duration were 5% higher during 2024, we would have recognized approximately $10 million of additional amortization of DAC expense for 2024, before the impact of tax, and the rate of DAC amortization would increase in future years. Conversely, if annual lapse rate assumptions were 5% lower during 2024, we would have recognized approximately $10 million of lower DAC amortization for 2024, before the impact of tax, and the rate of DAC amortization would decrease in future years. We believe that a plus or minus 5% annual lapse rate change is a reasonably possible variation. Changes in persistency assumptions also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

For additional information on DAC, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 8 (Deferred Policy Acquisition Costs) to our consolidated financial statements included elsewhere in this report.

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

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product based on senior unsecured fixed rate bonds ratings of A+, A, or A-. The discount rate assumption is updated quarterly, and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

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

Assumption	Sensitivity assumption change	Estimated impact at December 31, 2024
Lapse	5% decrease / 5% increase	($34 million) / $34 million(1)
Mortality	5% increase / 5% decrease	($44 million) / $44 million(1)
Disability	5% increase / 5% decrease	($17 million) / $17 million(1)
Discount rate	100 bps decrease / 100 bps increase	($634 million) / $527 million(2)

(1) Changes in lapse, mortality and disability affect the benefits and claims expense on the consolidated statements of income. Estimated impacts show the (decrease) / increase in income before income taxes. The assumption change sensitivities shown are based on a consistent percentage change across all policy durations.

(2) Changes in discount rate affect the effect of change in discount rate assumptions on the liability for future policy benefits on the consolidated statements of comprehensive income (loss). Estimated impacts show the (decrease) / increase in accumulated other comprehensive income (loss) before income taxes. The assumption change is based on a parallel shift in the discount rate curve.

As discussed above, changes in lapse, mortality, and disability assumptions would also affect the net premium ratio used to recognize benefits expenses in future periods.

For additional information on future policy benefits, reinsurance and the impact to accumulated other comprehensive income (loss) see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 7 (Reinsurance), and Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report.

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

For additional information on income taxes, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 13 (Income Taxes) to our consolidated financial statements included elsewhere in this report.

Invested Assets. We hold primarily fixed-maturity securities, including bonds and redeemable preferred stocks. We have classified these invested assets as available-for-sale, except for the securities of our U.S. broker-dealer subsidiaries, which we have classified as trading securities. We also hold a credit-enhanced note, which we classified as a held-to-maturity security that was issued in exchange for a surplus note (the “Surplus Note”) with an equal principal amount as part of a redundant reserve financing transaction. All of these securities are carried at fair value, except for the held-to-maturity security, which is carried at amortized cost. Unrealized gains and losses on available-for-sale securities are included as a separate component of other comprehensive income (loss) in our consolidated statements of comprehensive income (loss).

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

For additional information on our invested assets, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), Note 5 (Investments) and Note 6 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

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
•
Other, net. Reflects revenues generated from the fees charged for access to Primerica Online (“POL”), our primary independent sales force support tool, as well as revenues from the sale of other miscellaneous items.

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
•
Sales commissions. Represents commissions to the independent sales representatives in connection with the sale of investment and savings products, and products other than insurance products.
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
•
Interest expense. Reflects interest on our note payable, any interest and the commitment fee on our Revolving Credit Facility, fees paid for the credit enhancement feature on our held-to-maturity invested asset, and a finance charge incurred pursuant to one of our coinsurance agreements with an IPO coinsurer.
•
Other operating expenses. Consists primarily of staff compensation, technology and communications, various independent sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and Investment and Savings Products segments are recorded directly to the applicable segment. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and independent sales force representative distribution. These allocated items include fees charged for access to POL and costs incurred for technology, independent sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in the Corporate and Other Distributed Products segment.

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2024, 2023, and 2022 were as follows:

				2024 vs. 2023		2023 vs. 2022
	Year ended December 31,			change		change
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,393,604	$3,312,125	$3,230,120	$81,479	2%	$82,005	3%
Ceded premiums	(1,664,433)	(1,651,811)	(1,629,892)	12,622	*	21,919	*
Net premiums	1,729,171	1,660,314	1,600,228	68,857	4%	60,086	4%
Commissions and fees	1,082,889	892,853	897,256	190,036	21%	(4,403)	*
Investment income net of investment expenses	218,153	201,311	156,987	16,842	8%	44,324	28%
Interest expense on surplus note	(62,652)	(65,474)	(63,922)	(2,822)	(4)%	(1,552)	2%
Net investment income	155,501	135,837	93,065	19,664	14%	42,772	46%
Realized investment gains (losses)	1,015	(645)	1,444	1,660	*	(2,089)	*
Other investment gains (losses)	1,221	(5,251)	(2,439)	6,472	*	(2,812)	*
Investment gains (losses)	2,236	(5,896)	(995)	8,132	*	(4,901)	*
Other, net	119,346	65,399	67,897	53,947	82%	(2,498)	(4)%
Total revenues	3,089,143	2,748,507	2,657,451	340,636	12%	91,056	3%

Benefits and expenses:
Benefits and claims	648,163	642,979	632,403	5,184	*	10,576	2%
Future policy benefits remeasurement (gain) loss	(25,920)	(384)	1,626	(25,536)	*	(2,010)	*
Amortization of DAC	298,136	275,816	261,629	22,320	8%	14,187	5%
Sales commissions	573,249	457,444	462,764	115,805	25%	(5,320)	(1)%
Insurance expenses	255,619	235,460	235,405	20,159	9%	55	*
Insurance commissions	32,008	34,222	30,261	(2,214)	(6)%	3,961	13%
Interest expense	25,034	26,594	27,237	(1,560)	(6)%	(643)	(2)%
Other operating expenses	343,607	304,638	287,470	38,969	13%	17,168	6%
Total benefits and expenses	2,149,896	1,976,769	1,938,795	173,127	9%	37,974	2%
Income from continuing operations before income taxes	939,247	771,738	718,656	167,509	22%	53,082	7%
Income taxes from continuing operations	219,118	180,556	163,942	38,562	21%	16,614	10%
Income from continuing operations	720,129	591,182	554,714	128,947	22%	36,468	7%
Loss from discontinued operations, net of income taxes, including loss attributable to noncontrolling interest (“NCI”)	(249,611)	(14,581)	(87,684)	235,030	*	(73,103)	*
Net income	470,518	576,601	467,030	(106,083)	(18)%	109,571	23%
Net loss attributable to NCI	-	-	(5,038)	-	*	5,038	*
Net income attributable to Primerica, Inc.	$470,518	$576,601	$472,068	$(106,083)	(18)%	$104,533	22%

* Less than 1% or not meaningful

2024 compared to 2023

Total revenues. Total revenues increased in 2024 from 2023 due to increases in commissions and fees earned in our Investment and Savings Products segment, net premiums earned in our Term Life Insurance segment, and net investment income and investment gains earned in our Corporate and Other Distributed Products segment. Also contributing to the increase was a $50.0 million gain recognized in 2024 within other, net revenue in our Corporate and Other Distributed Products segment related to proceeds received under a Representation and Warranty insurance policy purchased in connection with the acquisition of the Senior Health business. For more information on the Representation and Warranty insurance policy proceeds, see Note 4 (Segment and Geographical Information)

to our consolidated financial statements included elsewhere in this report. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased in 2024 from 2023 largely due to higher sales commissions in our Investment and Savings Products segment. In addition, higher amortization of DAC, insurance expenses and benefits and claims in our Term Life Insurance segment contributed to the increase in benefits and expenses. Also contributing to the increase in 2024 was higher other operating expenses in our Investment Savings Products and Corporate and Other Distributed Products segments. Insurance expenses and other operating expenses were higher in 2024 due to higher variable growth-related costs, technology investments, and employee-related costs, which includes higher incentive compensation due to strong company performance. Partially offsetting these increases was a higher future policy benefits remeasurement gain compared to 2023 in our Term Life Insurance segment and lower benefits and claims in our Corporate and Other Distributed Products segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate from continuing operations for 2024 of 23.3% was largely consistent with 23.4% in 2023.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our consolidated financial statements included elsewhere in this report for further details.

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

Total benefits and expenses. Total benefits and expenses increased in 2023 from 2022 primarily due to increases in asset-based sales commissions expenses in our Investment and Savings Products segment, amortization of DAC, and other operating expenses during 2023. The increase in other operating expenses was due to increased technology spending as well as higher employee-related and growth-related costs. Partially offsetting these increases were lower sales-based commissions expenses in our Investment and Savings Products segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. Our effective income tax rate for 2023 was 23.4% compared to 22.8% in 2022. The year-over-year increase in the effective tax rate was primarily due to higher state income taxes in 2023.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations for all periods presented. Refer to Note 2 (Discontinued Operations) to our consolidated financial statements included elsewhere in this report for further details.

Net loss attributable to NCI. The net loss attributable to noncontrolling interest during 2022 was due to losses incurred by e-TeleQuote Insurance, Inc. and subsidiaries prior to the redemption of the noncontrolling interest on July 1, 2022.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2024, 2023, and 2022 were as follows:

				2024 vs. 2023		2023 vs. 2022
	Year ended December 31,			change		change
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,375,282	$3,292,760	$3,209,088	$82,522	3%	$83,672	3%
Ceded premiums	(1,659,348)	(1,648,004)	(1,623,442)	11,344	*	(24,562)	*
Net premiums	1,715,934	1,644,756	1,585,646	71,178	4%	59,110	4%
Other, net	52,306	48,286	50,320	4,020	8%	(2,034)	(4)%
Total revenues	1,768,240	1,693,042	1,635,966	75,198	4%	57,076	3%
Benefits and expenses:
Benefits and claims	635,354	622,084	619,997	13,270	2%	2,087	*
Future policy benefits remeasurement (gain) loss	(31,265)	(213)	554	(31,052)	*	(767)	*
Amortization of DAC	291,488	268,803	254,875	22,685	8%	13,928	5%
Insurance expenses	250,957	230,390	230,796	20,567	9%	(406)	*
Insurance commissions	17,664	19,814	15,335	(2,150)	(11)%	4,479	29%
Total benefits and expenses	1,164,198	1,140,878	1,121,557	23,320	2%	19,321	2%
Income before income taxes	$604,042	$552,164	$514,409	$51,878	9%	$37,755	7%

* Less than 1% or not meaningful

2024 compared to 2023

Net premiums. Direct premiums increased in 2024 from 2023 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase is partially offset by an increase in ceded premiums, which includes $34.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $23.3 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during 2024 compared to 2023. Direct benefits and claims increased due to the growth in the business. Year-over-year claims incurred in 2024 were consistent with amounts incurred in 2023 despite the growth in the in-force book of business. Claims experience was lower than our long-term actuarial assumptions as discussed in Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during 2024 compared to 2023 and represents the impact of long-term assumption changes made during the third quarter of 2024 in connection with the annual assumption review as well as differences in experience variances that occurred in each period. The gain recognized in 2024 is primarily due to an assumption change related to the reduction of the expected cost of waiver of premium disability benefits. Refer to Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. The amortization of DAC increased in 2024 from 2023 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during 2024 compared to 2023 due to higher costs resulting from growth in the business, employee-related costs, and higher variable expenses to support recruiting and licensing.

Insurance commissions. Insurance commissions decreased in 2024 from 2023 as a result of lower non-deferrable independent sales force activities.

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

Benefits and claims. Benefits and claims were generally flat during 2023 compared to 2022. Direct benefits and claims increased with the growth in the business but were mostly offset by an increase in ceded benefit reserves from YRT reinsurance. YRT reinsurance ceded benefit reserves will fluctuate based on the specifics of premiums ceded and claims incurred during each period. Year-over-year claims incurred in 2023 were flat compared to 2022, despite growth in the in-force business, as claims experience in 2022 was elevated due to the COVID-19 pandemic.

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

Insurance commissions. Insurance commissions increased in 2023 from 2022 as a result of higher non-deferrable sales force activities.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2024, 2023, and 2022 were as follows:

				2024 vs. 2023		2023 vs. 2022
	Year ended December 31,			change		change
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$394,432	$296,617	$326,378	$97,815	33%	$(29,761)	(9)%
Asset-based revenues	553,555	462,955	434,053	90,600	20%	28,902	7%
Account-based revenues	95,272	93,189	90,391	2,083	2%	2,798	3%
Other, net	13,483	12,504	12,610	979	8%	(106)	*
Total revenues	1,056,742	865,265	863,432	191,477	22%	1,833	*
Expenses:
Amortization of DAC	5,443	5,479	5,581	(36)	*	(102)	(2)%
Insurance commissions	13,638	13,148	13,834	490	4%	(686)	(5)%
Sales commissions:
Sales-based	275,582	212,482	234,711	63,100	30%	(22,229)	(9)%
Asset-based	278,042	226,542	206,838	51,500	23%	19,704	10%
Other operating expenses	181,792	164,788	156,578	17,004	10%	8,210	5%
Total expenses	754,497	622,439	617,542	132,058	21%	4,897	*
Income before income taxes	$302,245	$242,826	$245,890	$59,419	24%	$(3,064)	(1)%

* Less than 1% or not meaningful

2024 compared to 2023

Commissions and fees. Commissions and fees increased during 2024 compared to 2023 primarily driven by higher sales-based and asset-based revenues. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and U.S. mutual fund product sales. Higher asset-based revenues were driven by an increase in average client assets in 2024 versus the prior year.

Sales commissions. The increase in sales-based commissions in 2024 from 2023 was generally in line with the increases in sales-based revenues although modestly lower due to a mix shift towards higher margin variable annuity sales. Asset-based commissions were up in 2024 and were consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based commissions for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased in 2024 from 2023 primarily due to higher growth-related costs and employee-related costs.

2023 compared to 2022

Commissions and fees. Commissions and fees increased slightly during 2023 compared to 2022 led by higher asset-based revenues. The year-over-year increase in asset-based revenues was higher than the year-over-year increase in average client asset values due to a mix shift to asset-based products that earn higher fees, including managed accounts and Canadian mutual funds under the new principal distributor model. Also contributing to the increase in commissions and fees in 2023 were higher account-based revenues due to the cumulative effect of incremental retail mutual funds sales that we service on our transfer agent recordkeeping platform. Substantially offsetting the increases were lower sales-based revenues during 2023 primarily due to the adverse impact on revenue-generating product sales from the increased cost of living and the availability of high yield money market and savings account alternatives in the first half of 2023. Another contributing factor to the decrease in sales-based revenues was the discontinuation of most up-front sales-based revenue on the sale of Canadian mutual funds, which are now sold under the principal distributor model. The principal distributor funds we now distribute in Canada primarily shift the revenue we earn to asset-based that is recognized over time.

Sales commissions. The decrease in sales-based commissions in 2023 from 2022 was in line with the decrease in sales-based revenue. Asset-based commissions were up for 2023 and were generally consistent with the movement in asset-based revenues when excluding Canadian segregated funds revenue. Asset-based commissions for our Canadian segregated funds are reflected within insurance commissions and amortization of DAC.

Other operating expenses. Other operating expenses increased in 2023 from 2022 due to increased employee-related and technology costs.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2024, 2023, and 2022 were as follows:

				2024 vs. 2023		2023 vs. 2022
	Year ended December 31,			change		change
	2024	2023	2022	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$18,322	$19,365	$21,032	$(1,043)	(5)%	$(1,667)	(8)%
Ceded premiums	(5,085)	(3,807)	(6,450)	1,278	34%	(2,643)	(41)%
Net premiums	13,237	15,558	14,582	(2,321)	(15)%	976	7%
Commissions and fees	39,630	40,092	46,434	(462)	(1)%	(6,342)	(14)%
Investment income net of investment expenses	218,153	201,311	156,987	16,842	8%	44,324	28%
Interest expense on surplus note	(62,652)	(65,474)	(63,922)	(2,822)	(4)%	1,552	2%
Net investment income	155,501	135,837	93,065	19,664	14%	42,772	46%
Realized investment gains (losses)	1,015	(645)	1,444	1,660	*	(2,089)	*
Other investment gains (losses)	1,221	(5,251)	(2,439)	6,472	*	(2,812)	*
Investment gains (losses)	2,236	(5,896)	(995)	8,132	*	(4,901)	*
Other, net	53,557	4,609	4,967	48,948	*	(358)	(7)%
Total revenues	264,161	190,200	158,053	73,961	39%	32,147	20%
Benefits and expenses:
Benefits and claims	12,809	20,895	12,406	(8,086)	(39)%	8,489	68%
Future policy benefits remeasurement (gain) loss	5,345	(171)	1,072	5,516	*	(1,243)	*
Amortization of DAC	1,205	1,534	1,173	(329)	(21)%	361	31%
Insurance expenses	4,662	5,070	4,609	(408)	(8)%	461	10%
Insurance commissions	706	1,260	1,092	(554)	(44)%	168	15%
Sales commissions	19,625	18,420	21,215	1,205	7%	(2,795)	(13)%
Interest expense	25,034	26,594	27,237	(1,560)	(6)%	(643)	(2)%
Other operating expenses	161,815	139,850	130,892	21,965	16%	8,958	7%
Total benefits and expenses	231,201	213,452	199,696	17,749	8%	13,756	7%
Income (loss) before income taxes	$32,960	$(23,252)	$(41,643)	$56,212	*	$18,391	(44)%

* Less than 1% or not meaningful

2024 compared to 2023

Total revenues. Total revenues increased in 2024 from 2023 primarily due to higher net investment income, higher investment gains, and the $50.0 million gain within other, net revenue related to proceeds received under a Representation and Warranty insurance policy. For more information on the Representation and Warranty insurance policy proceeds, see Note 4 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report. Net investment income increased in 2024 from 2023 due primarily to $9.6 million from higher yields in the invested asset portfolio, $8.6 million from a larger invested asset portfolio, and a $0.4 million higher total return on the deposit asset backing our 10% coinsurance agreement compared to the prior year. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 5 (Investments) and Note 12 (Debt) to our consolidated financial statements included elsewhere in this report. The Company recorded investment gains during 2024 compared to investment losses during 2023 primarily due to a $1.6 million positive mark-to-market adjustment on equity securities held within our investment portfolio during 2024 compared to a $3.1 million negative mark-to-market adjustment during 2023. Partially offsetting these changes were lower net premiums for our closed block of non-term life insurance.

Total benefits and expenses. Total benefits and expenses increased in 2024 from 2023 due to a future policy benefits remeasurement loss in the third quarter of 2024 recorded in connection with the refinement of assumptions on a closed block of non-term life insurance as well as higher other operating expenses, largely higher employee-related costs, and to a lesser extent technology costs.

The higher employee-related costs were driven by increased incentive compensation due to strong company performance. These increases were partially offset by a decrease in benefits and claims as a result of a credit loss recognized during 2023 for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was ordered into liquidation.

2023 compared to 2022

Total revenues. Total revenues increased in 2023 from 2022 primarily due to higher net investment income. Net investment income increased in 2023 from 2022 due primarily to $23.3 million from higher yields in the invested asset portfolio, a $9.4 million higher total return on the deposit asset backing our 10% coinsurance agreement and $8.5 million from a larger invested asset portfolio compared to the prior year. As noted above, investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the Surplus Note, thereby eliminating any impact on net investment income. This increase was partially offset by a year-over-year decline in revenue from commissions and fees and investment gains (losses). Commissions and fees revenue earned from our mortgage brokerage product offerings were lower during 2023 compared to 2022 primarily attributable to higher mortgage interest rates that reduced demand for mortgage products. Investment losses increased during 2023 compared to 2022 primarily due to higher credit losses recognized for debt securities, differences in realized gains (losses) on investment sales, and changes in mark-to-market adjustments on equity securities held within our investment portfolio. For detail of investment gains (losses) recognized each period, see Note 5 (Investments) to our consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased in 2023 from 2022 due to higher benefits and claims and other operating expenses. The increase in benefits and claims was primarily due to two factors that occurred during 2023. The first item was the recognition of a credit loss for the remaining ceded reserves on a closed block of non-term life insurance business from an insolvent reinsurer that was liquidated. The second item was an adjustment to the estimated portion of ceded claims to be recovered in excess of premiums ceded for a closed block of non-term life insurance. The increase in other operating expenses in 2023 versus 2022 was primarily driven by higher employee-related costs, technology, and legal expenses. Partially offsetting these increases was the decrease in sales commissions for 2023 compared to 2022 that was in line with the decrease in commissions and fees revenue from our mortgage brokerage product offerings.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2024, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”). For more information on the LLC Note, see Note 5 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2024		December 31, 2023
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	*	*	*	*
Foreign government	5%	4%	5%	5%
States and political subdivisions	3%	3%	4%	4%
Corporates	49%	50%	48%	48%
Mortgage- and asset-backed securities	23%	24%	23%	24%
Short-term investments	—%	—%	*	*
Equity securities	1%	1%	1%	1%
Trading securities	*	*	1%	1%
Cash and cash equivalents	19%	18%	18%	17%
Total	100%	100%	100%	100%

* Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The relative composition of our asset portfolio did not change significantly from 2023 to 2024. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2024	December 31, 2023
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.1 years	4.7 years
Average book yield of our fixed-maturity portfolio	4.14%	3.83%

The increase in the average book yield of our fixed-maturity portfolio as of December 31, 2024 reflects higher reinvestment rates compared to the yield on maturing investments during 2024.

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2024		December 31, 2023
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$615,348	20%	$556,936	19%
AA	414,052	13%	439,814	15%
A	770,616	24%	735,647	25%
BBB	1,315,973	42%	1,162,279	39%
Below investment grade	36,548	1%	58,221	2%
Not rated	2,957	*	698	*
Total	$3,155,494	100%	$2,953,595	100%

(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	December 31, 2024
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Province of Ontario Canada	$15,014	$15,107	$(93)	A+
Government of Canada	14,693	15,215	(522)	AAA
Province of Alberta Canada	14,328	14,871	(543)	AA-
Province of Quebec Canada	13,551	13,728	(177)	AA-
Realty Income Corp	13,315	14,008	(693)	A-
Ontario Teachers’ Pension Plan	13,038	14,105	(1,067)	AA+
Province of New Brunswick Canada	12,553	12,779	(226)	A+
Berkshire Hathaway Inc	12,534	12,582	(48)	AA
ONEOK Inc	12,394	12,899	(505)	BBB
Intact Financial Corp	11,492	11,247	245	A+
Total – ten largest holdings	$132,912	$136,541	$(3,629)
Total – fixed-maturity securities	$2,949,137	$3,155,494
Percent of total fixed-maturity securities	5%	4%

(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 5 (Investments) and Note 6 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$2,744,165	$3,015,777	$(271,612)	(9)%
Deferred policy acquisition costs, net	3,680,430	3,447,234	233,196	7%
Liabilities:
Future policy benefits	$6,503,064	$6,742,025	$(238,961)	(4)%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2024 decreased compared with December 31, 2023, primarily due to the continued runoff of the IPO book of business.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2024 not subject to the IPO coinsurance agreements.

Future policy benefits. The decrease in future policy benefits mostly resulted from the increase in market observable interest rates at year-end that are used to discount the present value of the estimated future cash flows included in the liability for future policy benefits.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on notes payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2024, our life insurance underwriting companies declared and paid ordinary dividends of $311.8 million to the Parent Company. See Note 17 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2024 our non-life insurance subsidiaries declared and paid dividends of $208.4 million to the Parent Company. At December 31, 2024, the Parent Company had cash and invested assets of $496.8 million.

The Parent Company’s subsidiaries generate operating cash flows primarily from term life insurance premiums (net of premiums ceded to reinsurers), income from invested assets, commissions and fees collected from the distribution of investment and savings products, as well as other financial products. The subsidiaries’ principal operating cash outflows include the payment of insurance claims and benefits (net of ceded claims recovered from reinsurers), commissions to the independent sales force, insurance and other operating expenses, interest expense for future policy benefit reserves financing transactions, and income taxes.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$862,088	$692,517	$757,665
Net cash provided by (used in) investing activities	(232,250)	(90,051)	(200,048)
Net cash provided by (used in) financing activities	(551,141)	(479,621)	(457,850)
Effect of foreign exchange rate changes on cash	(4,024)	1,063	(3,028)
Change in cash and cash equivalents	$74,673	$123,908	$96,739

Operating Activities. Cash provided by operating activities increased in 2024 from 2023 primarily driven by the increase in net income excluding non-cash impairments recognized in discontinued operations as well as the gain recognized from insurance proceeds received under a Representation and Warranty insurance policy in 2024. In addition, timing differences of purchases and maturities of trading securities contributed to the year-over-year increase in cash provided by operating activities.

Cash provided by operating activities decreased in 2023 from 2022. The largest factor contributing to the decrease in cash provided by operating activities in 2023 compared to 2022 was the timing of cash payments received from reinsurers in 2022. At the beginning of 2022, there was a large balance of ceded claims due from reinsurers from claims paid during the height of the COVID-19 pandemic, which were collected during 2022. Also contributing to the decrease were timing differences of purchases and maturities of trading securities as well as the timing of cash disbursements for accounts payable and claims checks.

Investing Activities. Cash used in investing activities increased in 2024 from 2023 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio as well as an overall increase in the size of the portfolio given the increase in our term life insurance in-force. In addition, $21.4 million of cash was included in the disposal of the Senior Health business. The $50.0 million received under a Representation and Warranty insurance policy partially offset the increase in cash used in investing activities in 2024.

Cash used in investing activities decreased in 2023 from 2022 primarily due to fluctuations in the timing of maturities and reinvestment of debt securities held in our available-for-sale investment portfolio. In both periods, cash provided by operating activities was used to fund investment purchases that increased the size of our invested asset portfolio.

Financing Activities. Cash used in financing activities increased in 2024 from 2023 and in 2023 from 2022 primarily due to continued increases in our share repurchase program and the payment of stockholder dividends.

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

As of December 31, 2024, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk, mortality/morbidity/lapse/expense risks, changes in interest rate environment risk, operational risk, segregated funds risk and foreign exchange risk. As of December 31, 2024, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries, see Note 17 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

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

We have established Vidalia Re as a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Primerica Life has ceded certain term life insurance policies issued in 2011 through 2017 to Vidalia Re as part of a Regulation XXX redundant reserve financing transaction (the “Vidalia Re Redundant Reserve Financing Transaction”). This redundant reserve financing transaction allows us to more efficiently manage and deploy our capital. See Note 17 (Statutory Accounting and Dividend Restrictions) and Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information.

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective dates. See Note 5 (Investments), Note 12 (Debt) and Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report for more information on the redundant reserve financing transaction.

Notes Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of December 31, 2024. No events of default occurred during the year ended December 31, 2024.

Financial Ratings. As of December 31, 2024, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody’s	Baa1, stable outlook
Standard & Poor’s	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2024, Primerica Life’s financial strength ratings were as follows:

Agency	Financial strength rating
Moody’s	A1, stable outlook
Standard & Poor’s	AA-, stable outlook
A.M. Best Company	A+, stable outlook

Securities Lending. We participate in securities lending transactions with brokers to increase investment income with minimal risk. See Note 5 (Investments) to our consolidated financial statements included elsewhere in this report for additional information.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2024.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2024, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility in 2024.

Contractual Obligations. Our material cash requirements from known contractual and other obligations primarily consist of following:

Future Policy Benefits. Our liability for future policy benefits, which is presented in the consolidated balance sheets and Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report, represents the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. Net premiums are defined as the portion of the gross premiums received from policyholders that are needed to pay for all benefits. These benefit payments are contingent on policyholders continuing to renew their policies and make their premium payments. We expect to fully fund the obligations for future policy benefits from cash flows from general account invested assets, claims reimbursed by reinsurers, and from future premiums.

Policy Claims. Policy claims, which is presented in the consolidated balance sheets and Note 10 (Policy Claims and Other Benefits Payable) to our consolidated financial statements included elsewhere in this report, represents claims and benefits that have been incurred but not paid to policyholders and are assumed to be due within a year.

Other Policyholder Funds. Other policyholder funds, which is presented in the consolidated balance sheets, primarily represent claim payments left on deposit with us that are payable on demand.

Notes Payable and Interest Obligations. We have debt obligations for the principal balance of our Senior Notes, which is presented in the consolidated balance sheets and described further in Note 12 (Debt) to our consolidated financial statements included elsewhere in the report. We also maintain interest obligations for interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, fees paid for the credit enhancement feature on the LLC Note and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2024. We do not expect the principal or interest on the Surplus Note will result in any cash requirements as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

Lease Obligations. Our lease obligations primarily represent payments for operating leases related to office space. For additional information on leases see Note 21 (Leases) to our consolidated financial statements included elsewhere in this report.

For additional information concerning our commitments and contingencies, see Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2024 and 2023 was $2.9 billion and $2.7 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $130.3 million, or 4%, based on our actual securities positions as of December 31, 2024. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $111.8 million, or 4%, based on our actual securities positions as of December 31, 2023.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2024, 13% of our revenues, excluding realized investment gains, and 13% of income from continuing operations before income taxes were generated by our Canadian operations. For the year ended December 31, 2023, 13% of our revenues, excluding realized investment gains, and 14% of income from continuing operations before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the year ended December 31, 2024. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar. We estimated that such a decrease would decrease our income from continuing operations before income taxes for the year ended December 31, 2024 by $12.3 million.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $35.1 million based on net assets as of December 31, 2024. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $32.9 million based on net assets as of December 31, 2023. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income (loss) component of stockholders’ equity.

Credit Risk. We extensively use reinsurance in the United States to diversify our insurance and underwriting risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders. Due to factors such as insolvency, adverse underwriting results or inadequate investment returns, our reinsurers may not be able to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. To limit our exposure with any one reinsurer, we monitor the concentration of credit risk we have with our reinsurance counterparties, as well as their financial condition. We manage this reinsurer credit risk through analysis and monitoring of the credit-worthiness of each of our reinsurance partners to minimize collection issues. Also, for reinsurance contracts with unauthorized reinsurers, we require collateral such as letters of credit. For information on our reinsurance exposure and reinsurers, see Note 7 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

For information on the Surplus Note Purchase Agreement, see Note 5 (Investments) and Note 12 (Debt) to our consolidated financial statements included elsewhere in this report.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, III and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for future policy benefits for term life insurance contracts

As described in Notes 1 and 11 to the consolidated financial statements, the liability for future policy benefits is measured as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. The cash flow assumptions underlying the liability for future policy benefits include mortality, persistency, and disability rates. The cash flow assumptions used to measure the liability for future policy benefits are reviewed at least annually and updated as necessary. As of December 31, 2024, the liability for future policy benefits was $6,503 million, which included the liability for future policy benefits for term life insurance contracts of $6,301 million.

We identified the evaluation of the liability for future policy benefits for term life insurance contracts as a critical audit matter. Specifically, the evaluation of the mortality, persistency, and disability rate cash flow assumptions (collectively, key assumptions) used in estimating the liability for future policy benefits for term life insurance contracts required subjective auditor judgment and specialized skills and knowledge.

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

Atlanta, Georgia

February 28, 2025

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,152,483 in 2024 and $2,935,212 in 2023)	$2,946,126	$2,719,467
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,227,428 in 2024 and $1,334,892 in 2023)	1,303,880	1,386,980
Short-term investments available-for-sale, at fair value (amortized cost: $276 in 2023)	-	276
Equity securities, at fair value (historical cost: $22,935 in 2024 and $27,106 in 2023)	27,144	29,680
Trading securities, at fair value (cost: $3,562 in 2024 and $18,761 in 2023)	3,011	18,383
Policy loans and other invested assets	50,881	51,175
Total investments	4,331,042	4,205,961
Cash and cash equivalents	687,821	594,148
Accrued investment income	28,100	23,958
Reinsurance recoverables	2,744,165	3,015,777
Deferred policy acquisition costs, net	3,680,430	3,447,234
Agent balances, due premiums and other receivables	282,607	269,216
Intangible asset	45,275	45,275
Income tax receivable	-	3,441
Deferred income taxes	122,664	116,594
Operating lease right-of-use assets	47,023	51,506
Other assets	403,608	439,940
Separate account assets	2,209,287	2,395,842
Assets from discontinued operations entities	-	418,840
Total assets	$14,582,022	$15,027,732

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,503,064	$6,742,025
Unearned and advance premiums	15,606	14,876
Policy claims and other benefits payable	488,350	513,803
Other policyholders’ funds	402,323	435,094
Note payable	594,512	593,709
Surplus note	1,303,556	1,386,592
Income tax payable	57,987	22,669
Deferred income taxes	57,624	53,588
Operating lease liabilities	55,478	58,893
Other liabilities	549,160	579,045
Payable under securities lending	86,034	99,785
Separate account liabilities	2,209,287	2,395,842
Liabilities from discontinued operations entities	-	65,844
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,322,981	12,961,765
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2024 and 2023; issued and outstanding 33,368 shares in 2024 and 34,996 shares in 2023)	334	350
Paid-in capital	-	-
Retained earnings	2,231,483	2,276,946
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	224,833	(39,086)
Unrealized foreign currency translation gains (losses)	(34,767)	(2,235)
Net unrealized investment gains (losses) on available-for-sale securities	(162,842)	(170,008)
Total stockholders’ equity	2,259,041	2,065,967
Total liabilities and stockholders’ equity	$14,582,022	$15,027,732

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2024	2023	2022
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$3,393,604	$3,312,125	$3,230,120
Ceded premiums	(1,664,433)	(1,651,811)	(1,629,892)
Net premiums	1,729,171	1,660,314	1,600,228
Commissions and fees	1,082,889	892,853	897,256
Investment income net of investment expenses	218,153	201,311	156,987
Interest expense on surplus note	(62,652)	(65,474)	(63,922)
Net investment income	155,501	135,837	93,065
Realized investment gains (losses)	1,015	(645)	1,444
Other investment gains (losses)	1,221	(5,251)	(2,439)
Investment gains (losses)	2,236	(5,896)	(995)
Other, net	119,346	65,399	67,897
Total revenues	3,089,143	2,748,507	2,657,451
			-
Benefits and expenses:
Benefits and claims	648,163	642,979	632,403
Future policy benefits remeasurement (gain) loss	(25,920)	(384)	1,626
Amortization of deferred policy acquisition costs	298,136	275,816	261,629
Sales commissions	573,249	457,444	462,764
Insurance expenses	255,619	235,460	235,405
Insurance commissions	32,008	34,222	30,261
Interest expense	25,034	26,594	27,237
Other operating expenses	343,607	304,638	287,470
Total benefits and expenses	2,149,896	1,976,769	1,938,795
Income from continuing operations before income taxes	939,247	771,738	718,656
Income taxes from continuing operations	219,118	180,556	163,942
Income from continuing operations	720,129	591,182	554,714
Loss from discontinued operations, net of income taxes	(249,611)	(14,581)	(87,684)
Net income	470,518	576,601	467,030
Net loss attributable to noncontrolling interest (“NCI”)	-	-	(5,038)
Net income attributable to Primerica, Inc.	$470,518	$576,601	$472,068

Basic earnings per share attributable to common stockholders:
Continuing operations	$21.02	$16.37	$14.53
Discontinued operations	(7.29)	(0.40)	(2.16)
Basic earnings per share attributable to common stockholders	$13.73	$15.97	$12.37

Diluted earnings per share attributable to common stockholders:
Continuing operations	$20.99	$16.34	$14.49
Discontinued operations	(7.28)	(0.40)	(2.16)
Diluted earnings per share attributable to common stockholders	$13.71	$15.94	$12.33

Weighted-average shares used in computing earnings per share:
Basic	34,142	35,954	37,997
Diluted	34,199	36,027	38,106

.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$470,518	$576,601	$467,030
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	9,950	87,390	(385,735)
Reclassification adjustment for investment (gains) losses included in net income	(562)	2,811	(1,387)
Effect of change in discount rate assumptions on the liability for future policy benefits	334,035	(216,301)	1,739,762
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(32,532)	10,044	(20,826)
Total other comprehensive income (loss) before income taxes	310,891	(116,056)	1,331,814
Income tax expense (benefit) related to items of other comprehensive income (loss)	72,338	(27,458)	288,689
Other comprehensive income (loss), net of income taxes	238,553	(88,598)	1,043,125
Total comprehensive income (loss)	709,071	488,003	1,510,155
Net loss attributable to NCI	-	-	(5,038)
Comprehensive income (loss) attributable to Primerica, Inc.	$709,071	$488,003	$1,515,193

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2024	2023	2022
	(In thousands, except per-share amounts)
Equity attributable to Primerica, Inc./Permanent stockholders’ equity
Common stock:
Balance, beginning of period	$350	$368	$394
Repurchases of common stock	(18)	(21)	(28)
Net issuance of common stock	2	3	2
Balance, end of period	334	350	368

Paid-in capital:
Balance, beginning of period	-	-	5,224
Share-based compensation	35,408	32,130	33,624
Net issuance of common stock	(2)	(3)	(2)
Repurchases of common stock	(35,406)	(32,127)	(41,079)
Redemption of NCI in consolidated entities	-	-	2,233
Balance, end of period	-	-	-

Retained earnings:
Balance, beginning of period	2,276,946	2,153,617	2,085,665
Net income	470,518	576,601	472,068
Dividends	(112,814)	(93,715)	(83,783)
Repurchases of common stock	(403,167)	(359,557)	(320,333)
Balance, end of period	2,231,483	2,276,946	2,153,617

Accumulated other comprehensive income (loss):
Balance, beginning of period	(211,329)	(122,731)	(1,165,856)
Effect of change in discount rate assumptions on the liability for future policy benefits, net of income taxes	263,919	(169,502)	1,368,596
Change in foreign currency translation adjustment, net of income taxes	(32,532)	10,044	(20,826)
Change in net unrealized investment gains (losses) during the period, net of income taxes	7,166	70,860	(304,645)
Balance, end of period	27,224	(211,329)	(122,731)
Total permanent stockholders’ equity	$2,259,041	$2,065,967	$2,031,254

Redeemable NCI in consolidated entities/Temporary stockholders’ equity
Balance, beginning of period	$-	$-	$7,271
Net loss attributable to NCI	-	-	(5,038)
Redemption of NCI in consolidated entities	-	-	(2,233)
Balance, end of period	$-	$-	$-

Dividends declared per share	$3.30	$2.60	$2.20

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$470,518	$576,601	$467,030
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	144,269	102,540	(35,831)
Deferral of policy acquisition costs	(547,595)	(514,970)	(503,336)
Amortization of deferred policy acquisition costs	298,136	275,816	261,629
Deferred tax provision	(110,597)	(43,380)	(52,802)
Change in income taxes	46,567	(8,842)	26,398
Investment (gains) losses	(2,236)	5,896	995
Accretion and amortization of investments	(3,384)	(2,034)	3,329
Depreciation and amortization	23,401	31,964	34,174
Change in reinsurance recoverables	190,953	237,328	461,925
Change in agent balances, due premiums and other receivables	(12,299)	(18,761)	(475)
Change in renewal commissions receivable	22,675	9,785	19,845
Trading securities sold, matured, or called (acquired), net	15,308	(14,552)	19,962
Share-based compensation	25,075	18,911	22,361
Impairment of goodwill and other long-lived assets	253,607	-	60,000
Gain on insurance proceeds received from acquisition representation and warranty policy	(50,000)	-	-
Loss on disposal of discontinued operations, excluding income tax benefit	95,787	-	-
Change in other operating assets and liabilities, net	1,903	36,215	(27,539)
Net cash provided by (used in) operating activities	862,088	692,517	757,665

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	7,363	19,230	23,628
Fixed-maturity securities — matured or called	420,742	263,443	359,717
Short-term investments — sold	-	28,799	28,251
Short-term investments — matured or called	268	61,782	85,302
Equity securities — sold	-	3,051	16
Equity securities — matured or called	4,375	-	3,063
Available-for-sale investments acquired:
Fixed-maturity securities	(664,178)	(412,262)	(580,485)
Short-term investments	-	(19,767)	(97,415)
Equity securities — acquired	(211)	(430)	(187)
Purchases of property and equipment and other investing activities, net	(29,228)	(33,897)	(25,805)
Cash collateral received (returned) on loaned securities, net	(13,751)	(1,153)	6,409
Sales (purchases) of short-term investments using securities lending collateral, net	13,751	1,153	(6,409)
Insurance proceeds received from acquisition representation and warranty policy	50,000	-	-
Disposal of cash in discontinued operations	(21,381)	-	-
Purchase of business, net of cash acquired	-	-	3,867
Net cash provided by (used in) investing activities	(232,250)	(90,051)	(200,048)

Cash flows from financing activities:
Dividends paid	(112,814)	(93,715)	(83,783)
Common stock repurchased	(428,425)	(375,062)	(356,306)
Payment on note issued to seller of business	-	-	(12,364)
Tax withholdings on share-based compensation	(9,646)	(10,579)	(5,135)
Finance leases	(256)	(265)	(262)
Net cash provided by (used in) financing activities	(551,141)	(479,621)	(457,850)
Effect of foreign exchange rate changes on cash	(4,024)	1,063	(3,028)
Change in cash and cash equivalents	74,673	123,908	96,739
Cash and cash equivalents, beginning of period	613,148	489,240	392,501
Cash and cash equivalents, end of period	$687,821	$613,148	$489,240

Supplemental disclosures of cash flow information:
Income taxes paid	$140,252	$227,271	$178,218
Interest paid	24,224	27,279	27,060

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

We acquired 80% of e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”), through our subsidiary, Primerica Health, Inc. (“Primerica Health”) on July 1, 2021 and the remaining 20% of e-TeleQuote on July 1, 2022. On September 30, 2024, the Company abandoned its ownership in e-TeleQuote. Refer to Note 2 (Discontinued Operations) for more information.

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

For an AFS security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more-likely-than-not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more-likely-than-not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more-likely-than-not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statements of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined. When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases. If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2024 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

DAC. We defer incremental direct costs of successful contract acquisitions that result from and are essential to the contract transaction(s) and that would not have been incurred had the contract transaction(s) not occurred. These deferred policy acquisition costs mainly include commissions, underwriting costs and certain other policy issuance expenses associated with successful contract acquisitions and renewals. All other acquisition-related costs, including unsuccessful acquisition and renewal efforts, are charged to expense as incurred. Also, administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are charged to expense as incurred.

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

Intangible Asset. We have an indefinite-lived intangible asset on our consolidated balance sheets related to the 1989 purchase of the right to contract with the independent sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. Any intangible asset that is deemed to have an indefinite useful life is not amortized but is subject to an annual impairment test. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of its annual assessment date, October 1, 2024, and determined that no impairment had occurred.

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

Depreciation expense is included in other operating expenses in the consolidated statements of income. Depreciation expense was $18.2 million, $21.0 million, and $23.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Property and equipment balances were as follows:

	December 31,
	2024	2023
	(In thousands)
Data processing equipment and software	$135,251	$122,753
Leasehold improvements	18,965	18,052
Other, principally furniture and equipment	44,566	38,142
	198,782	178,947
Accumulated depreciation	(158,084)	(141,343)
Net property and equipment	$40,698	$37,604

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

These Funds primarily consist of a series of branded investment funds known as the Asset Builder Funds, a registered retirement fund known as the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The principal investment objective of the Asset Builder Funds is to achieve long-term growth while preserving capital. The principal objective of the SRIF is to provide a stream of investment income during retirement plus the opportunity for modest capital appreciation. The Asset Builder Funds and the SRIF use diversified portfolios of predominantly publicly-traded large cap Canadian and U.S. stocks, investment-grade corporate bonds, and Government of Canada bonds to achieve their objectives. The Cash Management Fund invests in government guaranteed short-term bonds and short-term commercial and bank papers, with the principal investment objective being the provision of interest income while maintaining liquidity and preserving capital.

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

The impact of unlocking will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of the January 1, 2021 transition date of the Company’s adoption of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944) — Targeted Improvements to the Accounting for Long-Duration Contracts (the “Transition Date”) or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss as a separate component of benefits and claims expense in the consolidated statements of income.

The ceded reserve balances included in reinsurance recoverables are calculated in the same manner as the LFPB by cohort and apply best estimate assumptions and quarterly unlocking.

The Company uses discount rates applied by country to align with local currency cash flows. Discount rates consist of yield curves that are developed using Bloomberg’s Evaluated Pricing Product based on senior unsecured fixed rate bonds ratings of A+, A or A-. The discount rate assumption is updated quarterly and the impact of remeasuring the net LFPB, after reinsurance recoverables from changes in the locked-in discount rate assumption is reflected in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of acquired assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not applicable to the periods in which we expect the temporary difference will reverse.

Premium Revenues. Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and are primarily related to term products. Premiums are recognized as revenues when due.

Commissions and Fees. We receive commissions and fees revenue from the sale of various non-life insurance products. Commissions revenue is generally received on the sale of mutual funds and annuities. We also receive trail commissions revenue from mutual fund and annuity products based on the net asset value of shares sold by us. We, in turn, pay sales commissions to the independent sales force. We also receive investment advisory and administrative fees based on the average daily net asset value of client assets held in managed investments programs and contracts related to separate account assets issued by Primerica Life Canada. We, in turn, pay asset-based commissions to the independent sales force. We earn recordkeeping fees for transfer agent recordkeeping services that we perform on behalf of several of our mutual fund providers and custodial fees for services performed as a non-bank custodian of our clients’ retirement plan accounts. See Note 20 (Revenue from Contracts with Customers) for details related to our commissions and fees revenue recognition policies.

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

Earnings Per Share (“EPS”). The Company has outstanding equity awards that consist of restricted stock units (“RSUs”) and performance-based stock units (“PSUs”). The RSUs maintain non-forfeitable dividend rights that result in dividend payment obligations on a one-to-one ratio with common shares for any future dividend declarations. Unvested RSUs are deemed participating securities for purposes of calculating EPS as they maintain dividend rights.

See Note 15 (Earnings Per Share) for details related to the calculations of our basic and diluted EPS using the two-class method.

New Accounting Standards Adopted in the Current Year.

Accounting standard	Adoption date	Description	Effects on the financial statements
Segment Reporting (Topic 280)— Improvements to Reportable Segment Disclosures ASU 2023-07	Annual periods beginning after December 15, 2023 and interim periods thereafter. Early adoption is permitted. Retrospective transition for all periods presented.

In November 2023, the FASB issued the accounting standard update (“ASU”) to enhance segment disclosures. The amendments (1) require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require disclosure of “other segment items” by reportable segment, which is the difference between segment revenue and significant segment expenses; (3) require annual segment disclosures to be included in interim financial statements; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures; and (5) require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

The Company adopted this ASU on a retrospective basis. The adoption of the ASU did not have a material impact on our consolidated financial statements. The Company’s revised disclosures in accordance with the new standard are primarily included in Note 4 (Segment and Geographical Information).

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

Disaggregation of Income Statement Expenses ASU 2024-03	Annual periods beginning after December 15, 2026. Early adoption is permitted. Amendments should be applied either (1) prospectively to financial statements issued

In November 2024, the FASB issued the ASU to increase disclosures about types of expenses incurred by companies. The amendments require disaggregating expense information about prescribed categories in tabular format and qualitative description of amounts not separately disaggregated.

We do not believe the adoption of the standard will have a material impact on our consolidated financial statements but it will increase the amount of expense information provided by the Company. We anticipate providing further disclosures in accordance with the new standard in our annual 2027 financial statements.

for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented.

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

The Company determined that the disposal represented a strategic shift that will have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business and related assets and liabilities have been reported in discontinued operations for all periods presented in our consolidated statements of income and our consolidated balance sheets, respectively. Related balances in the notes to the consolidated financial statements have been restated to remove balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.0 million, which is comprised of the $95.8 million write-off of e-TeleQuote’s assets and liabilities as of the abandonment date and the recognition of a $97.8 million income tax benefit.

The major classes of line items constituting discontinued operations in the consolidated statements of income were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Revenues:
Commissions and fees	$30,550	$57,563	$47,420
Other, net	2,056	9,621	15,262
Total revenues	32,606	67,184	62,682

Expenses:
Contract acquisition costs	45,594	55,233	68,431
Impairment of goodwill and other long-lived assets	253,607	-	60,000
Loss on disposition	95,787	-	-
Other operating expenses	31,956	32,009	32,924
Total expenses	426,944	87,242	161,355
Loss before income taxes	(394,338)	(20,058)	(98,673)
Income tax benefit	144,727	5,477	10,989
Loss from discontinued operations, net of income taxes	$(249,611)	$(14,581)	$(87,684)

Income tax benefit from discontinued operations is different from the amount determined by multiplying loss from discontinued operations before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2024, 2023 and 2022. The reconciliation for such difference follows:

	Year ended December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$(82,811)	21.0%	$(4,212)	21.0%	$(20,721)	21.0%
State income taxes	(11,227)	2.8%	(1,187)	5.9%	(3,411)	3.5%
Write-off of net assets upon disposal	20,115	(5.1)%	-	—%	-	—%
Goodwill impairment loss	26,818	(6.8)%	-	—%	12,600	(12.8)%
Tax benefit of abandonment	(97,786)	24.8%	-	—%	-	—%
Other	164	—%	(78)	0.4%	543	(0.6)%
Total tax benefit / effective rate from discontinuing operations	$(144,727)	36.7%	$(5,477)	27.3%	$(10,989)	11.1%

The carrying values of the major classes of assets and liabilities from discontinued operations entities included on the consolidated balance sheets were as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$-	$19,000
Renewal commissions receivable	-	128,886
Agent balances, due premiums and other receivables	-	3,850
Goodwill	-	127,707
Intangible assets, net (accumulated amortization: $0 in 2024 and $26,250 in 2023)	-	129,750
Income tax receivable	-	3,479
Operating lease right-of-use assets	-	2,187
Other assets	-	3,981
Total assets from discontinued operations entities	$-	$418,840

Deferred income taxes	$-	$58,990
Operating lease liabilities	-	2,465
Other liabilities	-	4,389
Total liabilities from discontinued operations entities	$-	$65,844

Total operating and investing cash flows of the discontinued operations were as follows, which excludes the Company’s use of $59.4 million of the total income tax benefit recognized on disposal to offset federal income tax payments during 2024:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$(5,663)	$8,372	$19,760
Net cash provided by (used in) investing activities	$(21,515)	$(331)	$(94)

(3) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(32,532)	$10,044	$(20,826)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(32,532)	$10,044	$(20,826)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$9,950	$87,390	$(385,735)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	2,340	18,751	(82,185)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	7,610	68,639	(303,550)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(562)	2,811	(1,387)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(118)	590	(292)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(444)	2,221	(1,095)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$7,166	$70,860	$(304,645)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$334,035	$(216,301)	$1,739,762
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	70,116	(46,799)	371,166
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$263,919	$(169,502)	$1,368,596

(4) Segment and Geographical Information

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

We also have a Corporate and Other Distributed Products segment, which consists primarily of revenues and expenses related to several discontinued lines of insurance other than our core term life insurance products and the distribution of various other financial products generally underwritten or offered by third-party providers. The Company’s net investment income, interest expense incurred by the Company, and gains and losses on our invested asset portfolio are attributed entirely to the Corporate and Other Distributed Products segment.

The Company’s chief operating decision maker (“CODM”) is a function that allocates the Company’s resources and assesses the performance of the Company’s segments. We have defined the Company’s CODM as the combined function of its Chief Executive Officer and its Chief Financial Officer. The CODM uses segment net income (loss) before income taxes to evaluate segment performance and in deciding how to allocate resources. The CODM does not use a measure of segment assets to evaluate segment performance or in deciding how to allocate resources. The CODM’s evaluation of segment performance occurs on a monthly basis, and the decision of how to allocate resources occurs primarily during the periodic budget and forecasting process. The CODM considers budget-to-actual variances and variances compared to the same period in the prior year when making decisions about allocating capital and personnel to the segments.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Term life insurance segment:
Total revenues	$1,768,240	$1,693,042	$1,635,966
Benefits and expenses:
Benefits and claims	635,354	622,084	619,997
Future policy benefits remeasurement (gain) loss	(31,265)	(213)	554
Amortization of DAC	291,488	268,803	254,875
Insurance expenses	250,957	230,390	230,796
Insurance commissions	17,664	19,814	15,335
Total benefits and expenses	1,164,198	1,140,878	1,121,557
Income before income taxes	$604,042	$552,164	$514,409

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Investment and savings products segment:
Total revenues	$1,056,742	$865,265	$863,432
Expenses:
Amortization of DAC	5,443	5,479	5,581
Insurance commissions	13,638	13,148	13,834
Sales commissions:
Sales-based	275,582	212,482	234,711
Asset-based	278,042	226,542	206,838
Other operating expenses:
Fees based on client asset values	40,260	32,886	31,939
Fees based on fee-generating positions	42,839	41,483	40,073
Other expenses	98,693	90,419	84,566
Total expenses	754,497	622,439	617,542
Income before income taxes	$302,245	$242,826	$245,890

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Corporate and other distributed products segment:
Total revenues	$264,161	$190,200	$158,053
Benefits and expenses:
Benefits and claims	12,809	20,895	12,406
Future policy benefits remeasurement (gain) loss	5,345	(171)	1,072
Amortization of DAC	1,205	1,534	1,173
Insurance expenses	4,662	5,070	4,609
Insurance commissions	706	1,260	1,092
Sales commissions	19,625	18,420	21,215
Interest expense	25,034	26,594	27,237
Other operating expenses	161,815	139,850	130,892
Total benefits and expenses	231,201	213,452	199,696
Income (loss) before income taxes	$32,960	$(23,252)	$(41,643)

The following table reconciles segment revenues to total revenues in the consolidated statements of income:

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Revenues:
Term life insurance segment	$1,768,240	$1,693,042	$1,635,966
Investment and savings products segment	1,056,742	865,265	863,432
Corporate and other distributed products segment	264,161	190,200	158,053
Total revenues	$3,089,143	$2,748,507	$2,657,451

The following table reconciles segment income (loss) before income taxes to income from continuing operations before income taxes in the consolidated statements of income:

	Year ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Income (loss) from continuing operations before income taxes:
Term life insurance segment	$604,042	$552,164	$514,409
Investment and savings products segment	302,245	242,826	245,890
Corporate and other distributed products segment	32,960	(23,252)	(41,643)
Total income from continuing operations before income taxes	$939,247	$771,738	$718,656

In April 2024, the Company executed agreements providing for the receipt of proceeds for certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company recognized a gain during the year ended December 31, 2024 of $50.0 million, which is equal to the aggregate proceeds received from the third-party insurers under the policy in May 2024, reflecting the full coverage under the policy. The Company recognized this gain in Corporate and Other Distributed Products segment revenues as it resulted from a corporate investment decision to purchase the insurance policy. On a consolidated basis, this gain is included in Other, net revenue in the accompanying consolidated statements of income.

The Company recorded corporate restructuring charges of $2.8 million for the year ended December 31, 2024 associated with the decision to exit the Senior Health business, which are included in the determination of income (loss) from continuing operations before income taxes in the Corporate and Other Distributed Products segment. There were no corporate restructuring charges recorded during the years ended December 31, 2023 or 2022.

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and Investment and Savings Products segments are recorded directly to the applicable segment. Other operating expenses consists primarily of staff compensation, technology and communications, various independent sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include time studies, recorded usage, revenue distribution, and sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, independent sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in the Corporate and Other Distributed Products segment.

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets —from continuing operations were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Revenues by country:
United States	$2,694,323	$2,396,774	$2,292,457
Canada	394,820	351,733	364,994
Total revenues	$3,089,143	$2,748,507	$2,657,451

	December 31, 2024	December 31, 2023
	(In thousands)
Long-lived assets by country:
United States	$38,064	$34,968
Canada	2,634	2,636
Total long-lived assets	$40,698	$37,604

(5) Investments

AFS Securities. The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,822	$7	$(326)	$9,503
Foreign government	171,033	1,597	(6,206)	166,424
States and political subdivisions	128,359	96	(14,886)	113,569
Corporates	1,929,350	11,853	(116,095)	1,825,108
Residential mortgage-backed securities	552,611	536	(66,590)	486,557
Commercial mortgage-backed securities	110,426	87	(11,068)	99,445
Other asset-backed securities	250,882	1,396	(6,758)	245,520
Total fixed-maturity securities	$3,152,483	$15,572	$(221,929)	$2,946,126

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,974	$18	$(476)	$9,516
Foreign government	170,354	1,616	(8,588)	163,382
States and political subdivisions	145,779	891	(14,681)	131,989
Corporates	1,723,023	14,787	(120,286)	1,617,524
Residential mortgage-backed securities	499,771	1,688	(63,928)	437,531
Commercial mortgage-backed securities	127,454	156	(15,443)	112,167
Other asset-backed securities	258,857	763	(12,262)	247,358
Total fixed-maturity securities	2,935,212	19,919	(235,664)	2,719,467
Short-term investments	276	-	-	276
Total fixed-maturity and short-term investments	$2,935,488	$19,919	$(235,664)	$2,719,743

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2024 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$164,334	$163,859
Due after one year through five years	734,771	718,204
Due after five years through 10 years	839,321	773,086
Due after 10 years	500,138	459,455
	2,238,564	2,114,604
Mortgage- and asset-backed securities	913,919	831,522
Total AFS fixed-maturity securities	$3,152,483	$2,946,126

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third- party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on

December 31, 2030 and bear interest at an annual interest rate of 4.50%. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense in our consolidated statements of income.

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best was A+ as of December 31, 2024.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2024, the LLC Note had an estimated unrealized holding loss of $76.5 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 6 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

As of December 31, 2024, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.0 million and $7.3 million as of December 31, 2024 and 2023, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets on our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $86.0 million and $99.8 million as of December 31, 2024 and 2023, respectively.

Net Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Fixed-maturity securities (available-for-sale)	$125,411	$108,762	$90,975
Fixed-maturity security (held-to-maturity)	62,652	65,474	63,922
Equity securities	1,363	1,523	1,509
Policy loans and other invested assets	1,545	1,297	1,046
Cash, cash equivalents and short-term investments	25,901	23,601	5,943
Total return on deposit asset underlying 10% coinsurance agreement(1)	9,695	9,338	(65)
Gross investment income	226,567	209,995	163,330
Investment expenses	(8,414)	(8,684)	(6,343)
Investment income net of investment expenses	218,153	201,311	156,987
Interest expense on surplus note	(62,652)	(65,474)	(63,922)
Net investment income	$155,501	$135,837	$93,065

(1)
Includes $1.0 million, $(0.4) million, and $(3.8) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the years ended December 31, 2024, 2023, and 2022, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed maturity securities	$1,253	$504	$2,036
Gross losses from sales of available-for-sale fixed maturity securities	(238)	(1,149)	(592)
Net realized investment gains (losses):	1,015	(645)	1,444
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(453)	(2,166)	(57)
Market gains (losses) recognized in net income during the period on equity securities	1,629	(3,137)	(2,375)
Gains (losses) from equity method investments	19	12	-
Gains (losses) from bifurcated options	-	13	-
Gains (losses) on trading securities	26	27	(7)
Other investment gains (losses):	1,221	(5,251)	(2,439)
Investment gains (losses)	$2,236	$(5,896)	$(995)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Proceeds from sales or other redemptions	$428,373	$373,254	$496,898

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2024 and 2023, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,529	$(19)	$5,660	$(307)
Foreign government	15,044	(139)	83,923	(6,067)
States and political subdivisions	9,933	(350)	99,389	(14,536)
Corporates	398,232	(9,422)	1,000,264	(106,673)
Residential mortgage-backed securities	106,276	(2,605)	327,850	(63,985)
Commercial mortgage-backed securities	2,005	(1)	89,876	(11,067)
Other asset-backed securities	15,086	(81)	114,077	(6,677)
Total fixed-maturity securities	$550,105	$(12,617)	$1,721,039	$(209,312)

	December 31, 2023
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$9,188	$(476)
Foreign government	17,209	(62)	104,827	(8,526)
States and political subdivisions	4,883	(46)	107,021	(14,635)
Corporates	39,783	(907)	1,231,694	(119,379)
Residential mortgage-backed securities	14,872	(142)	360,987	(63,786)
Commercial mortgage-backed securities	4,721	(107)	97,417	(15,336)
Other asset-backed securities	41,417	(159)	136,841	(12,103)
Total fixed-maturity securities	$122,885	$(1,423)	$2,047,975	$(234,241)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,493.1 million and $2,406.5 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

For the years ended December 31, 2024, 2023, and 2022, we recorded $0.5 million, $2.2 million, and less than $0.1 million, respectively, for credit (gains) losses in the consolidated statements of income on AFS securities. We recognize credit losses on securities due to: (i) our intent to sell them; (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on AFS securities was as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Allowance for credit losses, beginning of period	$-	$-	$816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	-	-	-
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	-	-	(81)
Write-offs charged against the allowance, if any	-	-	(735)
Allowance for credit losses, end of period	$-	$-	$-

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of December 31, 2024 and 2023. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

(6) Fair Value of Financial Instruments

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,503	$-	$9,503
Foreign government	-	166,424	-	166,424
States and political subdivisions	-	113,569	-	113,569
Corporates	3,787	1,821,321	-	1,825,108
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	486,557	-	486,557
Commercial mortgage-backed securities	-	99,445	-	99,445
Other asset-backed securities	-	245,520	-	245,520
Total available-for-sale fixed-maturity securities	3,787	2,942,339	-	2,946,126
Short term investments	-	-	-	-
Total available-for-sale securities	3,787	2,942,339	-	2,946,126
Equity securities	24,598	1,003	1,543	27,144
Trading securities	-	3,011	-	3,011
Cash and cash equivalents	687,821	-	-	687,821
Separate accounts	-	2,209,287	-	2,209,287
Total fair value assets	$716,206	$5,155,640	$1,543	$5,873,389
Fair value liabilities:
Separate accounts	$-	$2,209,287	$-	$2,209,287
Total fair value liabilities	$-	$2,209,287	$-	$2,209,287

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,516	$-	$9,516
Foreign government	-	163,382	-	163,382
States and political subdivisions	-	131,989	-	131,989
Corporates	3,951	1,613,573	-	1,617,524
Mortgage-and asset-backed securities:				-
Residential mortgage-backed securities	-	437,531	-	437,531
Commercial mortgage-backed securities	-	112,167	-	112,167
Other asset-backed securities	-	246,858	500	247,358
Total available-for-sale fixed-maturity securities	3,951	2,715,016	500	2,719,467
Short term investments	-	276	-	276
Total available-for-sale securities	3,951	2,715,292	500	2,719,743
Equity securities	27,062	974	1,644	29,680
Trading securities	-	18,383	-	18,383
Cash and cash equivalents	594,148	-	-	594,148
Separate accounts	-	2,395,842	-	2,395,842
Total fair value assets	$625,161	$5,130,491	$2,144	$5,757,796
Fair value liabilities:
Separate accounts	$-	$2,395,842	$-	$2,395,842
Total fair value liabilities	$-	$2,395,842	$-	$2,395,842

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Level 3 assets, beginning of period	$2,144	$1,710
Net unrealized gains (losses) included in other comprehensive income (loss)	4	-
Investment gains (losses) and accretion (amortization) recognized in earnings	(101)	(66)
Purchases	-	500
Transfers out of Level 3	(504)	-
Level 3 assets, end of period	$1,543	$2,144

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2024 and 2023.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2024		December 31, 2023
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$2,946,126	$2,946,126	$2,719,467	$2,719,467
Fixed-maturity security (held-to-maturity) (1)	1,303,880	1,227,428	1,386,980	1,334,892
Short-term investments (available-for-sale)	-	-	276	276
Equity securities	27,144	27,144	29,680	29,680
Trading securities	3,011	3,011	18,383	18,383
Policy loans (1)	40,884	40,884	38,975	38,975
Deposit asset underlying 10% coinsurance agreement (1)	158,913	158,913	187,377	187,377
Separate accounts	2,209,287	2,209,287	2,395,842	2,395,842
Liabilities:
Note payable (2) (3)	594,512	513,862	593,709	508,832
Surplus note (1) (2)	1,303,556	1,225,708	1,386,592	1,329,159
Separate accounts	2,209,287	2,209,287	2,395,842	2,395,842

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

(7) Reinsurance

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

Reinsurance recoverables represents ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $39.1 million and $22.0 million as of December 31, 2024 and 2023, respectively. Benefits and claims ceded to reinsurers for 2024, 2023, and 2022 were $1,439.4 million, $1,376.4 million, and $1,340.6 million, respectively.

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

In the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement includes an experience refund provision, it does not satisfy U.S. GAAP risk transfer rules. As a result, we have accounted for this contract using deposit method accounting and have recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves. The deposit asset held in support of this agreement was $158.9 million and $187.4 million at December 31, 2024 and 2023, respectively. We make contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserve. The market return on the deposit asset is reflected in net investment income during the life of the agreement. Prime Re is responsible for ensuring that there are sufficient assets to meet all statutory requirements. The finance charge on the statutory reserves in excess of economic reserves funded by Prime Re in support of the 10% Coinsurance Agreement is 0.5% per annum and is reflected in interest expense in our consolidated statements of income.

Details on in-force life insurance were as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Direct life insurance in-force	$955,610,523	$946,756,416
Amounts ceded to other companies	(817,825,296)	(810,145,801)
Net life insurance in-force	$137,785,227	$136,610,615
Percentage of reinsured life insurance in-force	86%	86%

The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	December 31, 2024		December 31, 2023
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (IPO coinsurance) (1)	$2,074,945	A+	$2,271,223	A+
Munich Re of Malta (1) (2)	210,822	NR	243,890	NR
SCOR Global Life Reinsurance Companies (3)	148,899	A	160,381	A
American Health and Life Insurance Company (1)	127,601	B++	141,771	B++
Swiss Re Life & Health America Inc. (4)	43,826	A+	43,873	A+
RGA Reinsurance Company	44,132	A+	43,188	A+
Korean Reinsurance Company	40,781	A	41,373	A
Munich American Reassurance Company	36,487	A+	50,273	A+
All other reinsurers	17,887	-	20,925	-
Allowance for credit losses	(1,215)		(1,120)
Reinsurance recoverables	$2,744,165		$3,015,777

NR – not rated by A.M. Best

(1) Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009.

Amounts shown are net of their share of the reinsurance receivables from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.

(2) Entity is rated AA by S&P as of December 31, 2024.

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

The rollforward of the allowance for credit losses (“ACL”) on reinsurance recoverables for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$1,120	$2,936	$2,942
Current period provision for expected credit losses	95	3,703	164
Writeoffs charged against the ACL, if any	-	(5,519)	-
Recoveries of amounts previously written off	-	-	(170)
Balance, at the end of period	$1,215	$1,120	$2,936

(8) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Year ended December 31,
	2024		2023
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,366,281	$63,029	$3,106,148	$62,341
Capitalization	555,162	2,959	521,718	4,353
Amortization	(291,488)	(5,443)	(268,803)	(5,479)
Foreign exchange translation and other	(21,356)	(5,242)	7,218	1,814
DAC balance, end of period	$3,608,599	$55,303	$3,366,281	$63,029

Reconciliation of DAC by product was as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$3,608,599	$3,366,281
Segregated Funds (Canada)	55,303	63,029
Other	16,528	17,924
Total DAC, net	$3,680,430	$3,447,234

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the years ended December 31, 2024 and 2023.

(9) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	December 31, 2024	December 31, 2023
	(In thousands)
Fixed-income securities	$708,225	$876,524
Equity securities	1,490,628	1,436,122
Cash and cash equivalents	46,764	87,530
Due to/from funds	(36,350)	(4,357)
Other	20	23
Total separate account assets	$2,209,287	$2,395,842

The following table represents the balances of and changes in separate account liabilities:

	Year ended December 31,
	2024	2023
	(In thousands)
Separate account liabilities balance, beginning of period	$2,395,842	$2,305,717
Premiums, deposits and transfers	147,995	186,631
Surrenders, withdrawals and transfers	(378,126)	(343,473)
Investment performance	300,545	245,565
Management fees and other charges	(57,734)	(62,159)
Foreign exchange translation	(199,235)	63,561
Separate account liabilities balance, end of period	$2,209,287	$2,395,842
Cash surrender value	$2,173,070	$2,354,813

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

(10) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2024	2023
	(In thousands)
Policy claims and other benefits payable, beginning of period	$513,803	$538,250
Less reinsured policy claims and other benefits payable	533,862	542,621
Net balance, beginning of period	(20,059)	(4,371)
Incurred related to current year	250,699	253,607
Incurred related to prior years (1)	(3,477)	(3,856)
Total incurred	247,222	249,751
Claims paid related to current year, net of reinsured policy claims received	(295,148)	(283,808)
Reinsured policy claims received related to prior years, net of claims paid	38,746	18,119
Total paid	(256,402)	(265,689)
Foreign currency translation	(621)	250
Net balance, end of period	(29,860)	(20,059)
Add reinsured policy claims and other benefits payable	518,210	533,862
Balance, end of period	$488,350	$513,803

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

(11) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Year ended December 31,
	2024	2023
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,977,353	$13,053,386
Balance at original discount rate, beginning of period	14,012,553	13,521,221
Effect of changes in cash flow assumptions	(74,233)	(5,364)
Effect of actual variances from expected experience	(373,646)	(229,884)
Adjusted balance, beginning of period	13,564,674	13,285,973
Issuances	1,884,054	1,836,290
Interest accrual at original discount rate	608,588	544,806
Net premiums collected	(1,733,262)	(1,682,924)
Foreign currency translation	(90,058)	28,408
Expected net premiums at original discount rate, end of period	14,233,996	14,012,553
Effect of changes in discount rate assumptions	(379,202)	(35,200)
Expected net premiums at then current discount rate, end of period	$13,854,794	$13,977,353

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,508,435	$19,143,253
Balance at original discount rate, beginning of period	20,391,694	19,706,818
Effect of changes in cash flow assumptions	(83,975)	(7,254)
Effect of actual variances from expected experience	(386,512)	(225,539)
Adjusted balance, beginning of period	19,921,207	19,474,025
Issuances	1,892,529	1,840,996
Interest accrual at original discount rate	929,078	856,727
Benefit payments	(1,841,162)	(1,823,542)
Foreign currency translation	(137,752)	43,488
Expected future policy benefits at original discount rate, end of period	20,763,900	20,391,694
Effect of changes in discount rate assumptions	(608,413)	116,741
Expected future policy benefits at then current discount rate, end of period	$20,155,487	$20,508,435

LFPB	$6,300,693	$6,531,082
Less: reinsurance recoverables	2,729,022	3,001,074
Net LFPB, after reinsurance recoverables	$3,571,671	$3,530,008

Weighted-average duration of net LFPB (in years)	8.0	7.9

Our annual actuarial assumption review was performed during the third quarter of 2024. Assumptions were updated using experience studies based on the Company’s own data including actual to expected cash flow variances by policy cohort. Actuarial judgment was also used since prior historical experience may not fully reflect future expected experience.

As a result of the assumption review, the LFPB recognized for the Term Life Insurance segment decreased by $28 million, net of reinsurance, primarily due to the reduction of the expected cost of waiver of premium benefits. The adjustment resulting from the assumption change was recognized as a remeasurement gain in the accompanying consolidated statements of income during the year ended December 31, 2024. The waiver of premium benefit offered for our term life insurance product is an optional supplemental rider that waives the policyholder’s insurance premiums during a qualifying disability. Lower than expected disability incidence rates have consistently been observed each year since the COVID-19 pandemic. Unlike our mortality or lapse rates, which had both favorable and unfavorable experience in the years since the onset of the pandemic, the disability incidence rates declined in 2020 and have remained at similar levels since then. Therefore, we have partially reflected this improvement in recognizing our best estimate assumption in determining our LFPB. Waiver of premium benefits are not reinsured on a yearly renewal term basis, therefore, most of the impact of this assumption change is reflected in the future policy benefits remeasurement gain line item in the accompanying consolidated statements of income.

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

We also performed our annual review of LFPB assumptions for our closed block of non-term life insurance included in the Corporate and Other Distributed Products segment. Based on this review, we recognized a remeasurement loss of approximately $5 million during the year ended December 31, 2024.

The only LFPB assumption that was changed during the year ended December 31, 2023 was shifting forward our assumption for long-term mortality improvement one year for applicable cohorts in our Term Life Insurance segment. The impact of this assumption change was immaterial to the measurement of the LFPB in 2023.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes with the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the years ended December 31, 2024, 2023, and 2022.

The following table reconciles the LFPB to the consolidated balance sheets:

	December 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$6,300,693	$6,531,082
Other	202,371	210,943
Total	$6,503,064	$6,742,025

The following table reconciles the reinsurance recoverables to the consolidated balance sheets:

	December 31, 2024	December 31, 2023
	(In thousands)
Term Life Insurance	$2,729,022	$3,001,074
Other	15,143	14,703
Total	$2,744,165	$3,015,777

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	December 31, 2024		December 31, 2023
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,966,483	$20,155,489	$33,342,272	$20,508,435
Expected future gross premiums	$39,389,917	$26,414,010	$38,701,869	$26,687,880

The amount of revenue and interest recognized in our consolidated statements of income were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Term Life Insurance
Gross premiums	$3,375,282	$3,292,760	$3,209,088
Interest accretion (expense)	$(320,490)	$(311,921)	$(309,581)

The weighted-average discount rates were as follows:

	December 31, 2024	December 31, 2023
Term Life Insurance
Original discount rate	4.95%	4.93%
Current discount rate	5.69%	4.91%

There were no changes to the methods used to determine the discount rates during the years ended December 31, 2024, 2023, and 2022.

(12) Debt

Note Payable. Note payable consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
2.80% Senior Notes, due November 19, 2031	$600,000	$600,000
Unamortized issuance discount on note payable	(1,845)	(2,115)
Total note payable (1)	$598,155	$597,885

(1)
Excludes unamortized debt issuance costs.

As of December 31, 2024, we had outstanding $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2024, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2024.

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

Surplus Note. As of December 31, 2024, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.3 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 5 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2024, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2024, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2024.

(13) Income Taxes

Income tax expense. Income tax expense (benefit) from continuing operations consists of the following:

	Current	Deferred	Total
	(In thousands)
Year ended December 31, 2024
Federal	$200,297	$(34,770)	$165,527
Foreign	41,459	(8,066)	33,393
State and local	9,167	11,031	20,198
Income taxes from continuing operations	$250,923	$(31,805)	$219,118

Year ended December 31, 2023
Federal	$177,240	$(33,699)	$143,541
Foreign	39,818	(11,318)	28,500
State and local	8,526	(11)	8,515
Income taxes from continuing operations	$225,584	$(45,028)	$180,556

Year ended December 31, 2022
Federal	$159,507	$(27,937)	$131,570
Foreign	51,692	(24,340)	27,352
State and local	5,028	(8)	5,020
Income taxes from continuing operations	$216,227	$(52,285)	$163,942

Income from continuing operations before income taxes. Income from continuing operations before income taxes by domestic and foreign were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Income from continuing operations before income taxes by domestic and foreign
Domestic	$815,923	$666,923	$609,422
Foreign	123,324	104,815	109,234
Total income from continuing operations before income taxes	$939,247	$771,738	$718,656

Effective tax rate reconciliation. Income taxes from continuing operations is different from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2024, 2023 and 2022. The reconciliation for such difference follows:

	Year ended December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$197,242	21.0%	$162,066	21.0%	$150,917	21.0%
Gain on insurance proceeds	(10,500)	(1.1)%	-	—%	-	—%
Valuation allowance on state net operating losses	11,080	1.2%	-	—%	-	—%
Other	21,296	2.2%	18,490	2.4%	13,025	1.8%
Total tax expense / effective rate from continuing operations	$219,118	23.3%	$180,556	23.4%	$163,942	22.8%

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$473,121	$492,138
Net operating losses	41,267	4,083
Investments	39,703	41,590
Future deductible liabilities	25,477	21,791
Foreign tax credits	20,002	26,637
Other	25,450	30,367
Total deferred tax assets before valuation allowance	625,020	616,606
Valuation allowance	(20,002)	(26,637)
Total deferred tax assets after valuation allowance	$605,018	$589,969

Deferred tax liabilities:
Deferred policy acquisition costs	$(463,921)	$(441,730)
Reinsurance deposit asset	(33,372)	(39,349)
Other	(42,685)	(45,884)
Total deferred tax liabilities	(539,978)	(526,963)
Net deferred tax assets (liabilities)	$65,040	$63,006

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

The Company has federal and state net operating losses resulting in a net deferred tax asset of $31.8 million and $9.5 million, respectively, as of December 31, 2024. The federal net operating losses have an indefinite life while one-third of the state net operating losses are available for use through 2037 and approximately two-thirds with an indefinite life. The Company has no other material net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2024, management identified excess foreign tax credits of approximately $20.0 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. These foreign tax credits are available for use through 2027 with some beginning to expire in 2025. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other significant deferred tax asset valuation allowances as of December 31, 2024 or 2023. The Company has no other material tax credit carryforwards.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $20.2 million and $18.6 million as of December 31, 2024 and 2023, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $4.3 million and $3.9 million as of December 31, 2024 and 2023, respectively. Additionally, we recognized less than $0.5 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2024, 2023, and 2022 is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Unrecognized tax benefits, beginning of period	$19,362	$20,180	$19,224
Change in prior period unrecognized tax benefits	(72)	(2,327)	(944)
Change in current period unrecognized tax benefits	4,128	3,551	3,993
Reductions as a result of settlements with taxing authorities	(453)	-	-
Reductions as a result of a lapse in statute of limitations	(2,011)	(2,042)	(2,093)
Unrecognized tax benefits, end of period	$20,954	$19,362	$20,180

We have an immaterial amount of penalties included in calculating our provision for income taxes. There is no significant change that is reasonably possible to occur within twelve months of the reporting date.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to tax audit by the Internal Revenue Service for the year ended December 31, 2021 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2020 and thereafter for federal and provincial income tax purposes.

Qualified investment tax credit projects. We have investments in various limited partnerships that sponsor qualified affordable housing projects, which meet the definition of a VIE. We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the investments. The primary economic purpose of these investments is to achieve a satisfactory return on capital through the receipt of tax credits. Our qualified affordable housing project investments are accounted for using the proportional amortization method of accounting. During the year ended December 31, 2024 and 2023, the amount of income tax benefits recognized from these investments was insignificant.

Our investment in qualified affordable housing projects was $9.8 million and $11.5 million as of December 31, 2024 and 2023, respectively, and is included within policy loans and other invested assets on our consolidated balance sheets. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects was $4.4 million and $9.1 million as of December 31, 2024 and 2023, respectively, and are included within other liabilities on our consolidated balance sheets. Substantially all of the unfunded commitments as of December 31, 2024 are expected to be paid out within the next two years.

During the years ended December 31, 2024 and 2023, we invested in a limited partnership that constructed and operates a solar energy generation facility (“Solar Farm”), which meets the definition of a VIE. We are not the primary beneficiary of this VIE because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. The maximum exposure to loss from our involvement in this VIE equals the carrying value of the investment. The primary economic purpose of this investment is to achieve a satisfactory return on capital through the receipt of tax credits and other tax attributes. Our investment in the Solar Farm is accounted for using the equity method of accounting. As of December 31, 2024 and 2023, the carrying amount of our investment in the Solar Farm was $0.2 million and $0.7 million, respectively, and is included in Policy loans and other invested assets in the accompanying consolidated balance sheets. The carrying value recognized includes capital contributions of $22.2 million reduced by $22.0 million of tax credits and other tax attributes as of December 31, 2024, and capital contributions of $16.2 million reduced by $15.5 million of tax credits and other tax attributes as of December 31, 2023. The amount of investment income (loss) and income tax benefit recognized in the accompanying consolidated statements of income were not material due to our accounting policy of reducing the carrying value of the investment by the tax credits and other tax attributes. As of December 31, 2024, we do not have any commitments to invest additional funds in the Solar Farm tax credit investment.

(14) Stockholders’ Equity

The following table shows changes in our outstanding common stock:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Common stock, beginning of period	34,996	36,824	39,368
Shares of common stock issued upon exercise of stock options	-	60	-
Shares of common stock issued when sales restrictions on RSUs lapsed and PSUs were earned	178	207	236
Common stock retired	(1,806)	(2,095)	(2,780)
Common stock, end of period	33,368	34,996	36,824

The above table excludes RSUs and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2024, we had a total of 215,407 RSUs and director deferred shares outstanding and 58,619 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 16 (Share-Based Transactions) for a discussion of the PSU award structure.

On November 16, 2023, our Board authorized a share repurchase program for up to $425.0 million of our outstanding common stock for purchases from November 16, 2023 through December 31, 2024 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,767,682 shares of our common stock in the open market for an aggregate purchase price of $425.0 million through December 31, 2024. There is no remaining authority under the Share Repurchase Program as of December 31, 2024. On November 14, 2024, our Board authorized a new $450.0 million share repurchase program (the “New Share Repurchase Program”) to occur from November 14, 2024 through December 31, 2025. We did not repurchase any shares under the New Share Repurchase Program in 2024.

(15) Earnings Per Share

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

The calculation of basic and diluted EPS attributable to common stockholders was as follows:

	Year ended December 31,
	2024	2023	2022

Basic EPS attributable to common stockholders:
Numerator (continuing operations):
Income from continuing operations	$720,129	$591,182	$554,714
Income attributable to unvested participating securities	(2,443)	(2,535)	(2,438)
Income from continuing operations used in calculating basic EPS attributable to common stockholders	$717,686	$588,647	$552,276
Numerator (discontinued operations):
Loss from discontinued operations	$(249,611)	$(14,581)	$(82,646)
Loss attributable to unvested participating securities	701	53	307
Loss from discontinued operations used in calculating basic EPS attributable to common stockholders	$(248,910)	$(14,528)	$(82,339)
Denominator:
Weighted-average vested shares	34,142	35,954	37,997
Basic EPS attributable to common stockholders from continuing operations	$21.02	$16.37	$14.53
Basic EPS attributable to common stockholders from discontinued operations	(7.29)	(0.40)	(2.16)
Basic EPS attributable to common stockholders	$13.73	$15.97	$12.37

Diluted EPS attributable to common stockholders:
Numerator (continuing operations):
Income from continuing operations	$720,129	$591,182	$554,714
Income attributable to unvested participating securities	(2,440)	(2,531)	(2,432)
Income from continuing operations used in calculating diluted EPS attributable to common stockholders	$717,689	$588,651	$552,282
Numerator (discontinued operations):
Loss from discontinued operations	$(249,611)	$(14,581)	$(82,646)
Loss attributable to unvested participating securities	701	52	306
Loss from discontinued operations used in calculating diluted EPS attributable to common stockholders	$(248,910)	$(14,529)	$(82,340)
Denominator:
Weighted-average vested shares	34,142	35,954	37,997
Dilutive effect of incremental shares to be issued for contingently-issuable shares	57	73	109
Weighted-average shares used in calculating diluted EPS attributable to common stockholders	34,199	36,027	38,106
Diluted EPS attributable to common stockholders from continuing operations	$20.99	$16.34	$14.49
Diluted EPS attributable to common stockholders from discontinued operations	(7.28)	(0.40)	(2.16)
Diluted EPS attributable to common stockholders	$13.71	$15.94	$12.33

(16) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who served on our Board, and independent sales force leaders. As of December 31, 2024, we had 1.1 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2024, the Company had outstanding RSUs and PSUs issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

RSUs.

•
RSUs granted to management generally have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date, but also generally vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The substantive service conditions in order to be retirement eligible require that an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75.
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

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation (inclusive of discontinued operations):

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Total equity awards expense recognized	$16,733	$11,854	$12,626
Tax benefit associated with total employee and director share-based compensation	2,263	1,874	1,642

The following table summarizes employee and director RSU activity, which excludes director deferred shares, during the years ended December 31, 2024, 2023, and 2022 (inclusive of discontinued operations).

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2021	153	$132.85
Granted	113	117.06
Forfeited	(3)	123.38
Vested	(90)	129.89
Unvested employee and director RSUs, December 31, 2022	173	131.78
Granted	67	185.71
Forfeited	(3)	155.49
Vested	(91)	132.72
Unvested employee and director RSUs, December 31, 2023	146	155.63
Granted	65	247.36
Forfeited	(3)	182.99
Vested	(99)	159.99
Unvested employee and director RSUs, December 31, 2024	109	205.46

As of December 31, 2024, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $4.7 million, and the weighted-average period over which cost will be recognized was 0.8 years.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Total employee PSU award expense	$3,563	$2,565	$2,092
Tax benefit associated with total employee PSU award expense	-	-	-

The following table summarizes PSU activity during the years ended December 31, 2024, 2023, and 2022.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2021(1)	73	$128.30
Granted	27	130.30
Forfeited	-	-
Performance Adjustment	2	122.62
Vested	(28)	122.62
Unvested employee PSUs, December 31, 2022(1)	74	130.97
Granted	17	185.24
Forfeited	-	-
Performance Adjustment	(5)	121.42
Vested	(21)	121.42
Unvested employee PSUs, December 31, 2023(1)	65	148.94
Granted	15	244.89
Forfeited	-	-
Performance Adjustment	(6)	143.04
Vested	(15)	143.04
Unvested employee PSUs, December 31, 2024(1)	59	175.70

(1)
The 2022 PSU awards outstanding are based on the actual performance for the 2022 to 2024 performance period. As a result of the performance achieved during the performance period, recipients will receive an aggregate of 28,884 shares of common stock on the vesting date of March 1, 2025, reflecting a payout rate of 109.1%. The 2023 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 25,709 shares of common stock. The 2024 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 22,508 shares of common stock.

As of December 31, 2024 the Company has $355,728 unrecognized compensation related to PSU awards.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they would expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period. We did not issue any stock options and we did not have any compensation expense or related tax benefits for stock option awards during the years ended December 31, 2024, 2023 or 2022. No stock options were exercised during the year ended December 31, 2022. All remaining stock options representing approximately 60,000 shares were exercised with a weighted average exercise price of $44.62 during the year ended December 31, 2023. The intrinsic value of the options exercised during the year ended December 31, 2023 was $8.6 million, and the value of issued shares withheld to satisfy option exercise price was $2.7 million.

Non-Employee Share-Based Compensation. Non-employee share-based transactions relate to the granting of RSUs to members of the independent sales force (“agent equity awards”). Agent equity awards are generally granted as a part of quarterly contests for successful life insurance policy acquisitions and for sales of investment and savings products for which the grant and the service period occur within the same quarterly reporting period.

The following table summarizes non-employee RSU activity during the years ended December 31, 2024, 2023, and 2022:

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2021	31	$154.59
Granted	118	129.99
Vested	(117)	133.25
Unvested non-employee RSUs, December 31, 2022	32	141.60
Granted	79	189.64
Vested	(86)	167.07
Unvested non-employee RSUs, December 31, 2023	25	205.67
Granted	59	255.05
Vested	(68)	232.49
Unvested non-employee RSUs, December 31, 2024	16	271.72

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

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Quarterly incentive awards expense recognized currently	$4,778	$4,492	$4,060
Quarterly incentive awards expense deferred	10,334	10,546	11,260
Tax benefit associated with incentive awards	2,939	2,965	3,056

As of December 31, 2024, all agent equity awards were fully vested with the exception of approximately 16,694 shares that vested on January 1, 2025.

The following table summarizes non-cash share-based compensation expense by segment included in income from continuing operations:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Non-cash share-based compensation expense:
Term life insurance segment	$4,974	$4,285	$4,133
Investment and savings products segment	3,171	2,927	3,212
Corporate and other distributed products segment	15,390	11,031	14,806
Total non-cash share-based compensation expense	$23,535	$18,243	$22,151

(17) Statutory Accounting and Dividend Restrictions

U.S. Insurance Subsidiaries. Our two underwriting U.S. insurance subsidiaries are Primerica Life and NBLIC. Primerica Life wholly owns Vidalia Re and ceded certain level-premium term life insurance policies to Vidalia Re through the Vidalia Re Coinsurance Agreement.

Our U.S. insurance subsidiaries are required to report their results of operations and financial position to state authorities on the basis of statutory accounting practices prescribed or permitted by such authorities and the National Association of Insurance Commissioners (“NAIC”), which is a comprehensive basis of accounting other than U.S. GAAP. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company’s principal life insurance company, Primerica Life, prepares its statutory financial statements on the basis of accounting practices prescribed or permitted by the NAIC and the Tennessee Department of Commerce and Insurance (“Tennessee DOCI”) and includes the statutory financial statements of its wholly owned insurance subsidiaries, NBLIC and Vidalia Re. NBLIC’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the NAIC or the New York State Department of Financial Services, while the statutory financial statements of Vidalia Re are prepared on the basis of accounting practices prescribed or permitted by the NAIC and the Vermont Department of Financial Regulation. Our U.S. insurance subsidiaries’ ability to pay dividends to their parent is subject to and limited by the various laws and regulations of their respective states. There are no regulatory restrictions on the ability of the Parent Company to pay dividends (other than limitations under the Delaware General Corporation Law that provide that dividends on common stock shall be declared by the Board out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding prior fiscal year).

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

Primerica Life’s statutory capital and surplus as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Statutory capital and surplus	$763,694	$781,222

Primerica Life’s statutory net gain from operations was $271.8 million, $290.3 million, and $446.1 million for 2024, 2023, and 2022, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2024. During 2024, Primerica Life paid ordinary dividends of $290.0 million to the Parent Company. As of January 1, 2025, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $266.0 million, which is limited by the amount of statutory unassigned surplus on that date.

Canadian Insurance Subsidiary. Primerica Life Canada is incorporated under the provisions of the Canada Business Corporations Act and is a domiciled Canadian Company subject to regulation under the Insurance Companies Act (Canada) by the Office of the Superintendent of Financial Institutions in Canada (“OSFI”) and by Provincial Superintendents of Financial Institutions/Insurance in those provinces in which Primerica Life Canada is licensed. The statutory financial statements of Primerica Life Canada reported to OSFI are prepared in accordance with International Financial Reporting Standards.

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2024 and 2023, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $696.2 million and $682.9 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2025 was estimated to be $215.5 million, which was calculated based on satisfying the Company’s internal capital targets. During 2024, Primerica Life Canada paid ordinary dividends of $21.0 million to its parent company.

(18) Commitments and Contingent Liabilities

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

(19) Benefit Plans

We sponsor defined contribution plans for the benefit of our employees. The expense associated with these plans was approximately $12.0 million, $11.1 million, and $10.2 million in 2024, 2023, and 2022, respectively.

(20) Revenue from Contracts with Customers

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
•
Fees associated with mortgage brokerage and the distribution of other third-party financial products; and
•
Other revenue from the sale of miscellaneous products and services including monthly subscription fees from the independent sales representatives for access to POL, our primary independent sales force support tool.

Premiums from insurance contracts we underwrite, fees received from segregated funds insurance contracts we underwrite, and income earned on our invested assets are excluded from the definition of revenues from contracts with customers in accordance with U.S. GAAP.

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$52,306	$48,286	$50,320
Total segment revenues from contracts with customers	52,306	48,286	50,320
Revenues from sources other than contracts with customers	1,715,934	1,644,756	1,585,646
Total Term Life Insurance segment revenues	$1,768,240	$1,693,042	$1,635,966

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$394,432	$296,617	$326,378
Asset-based revenues	498,948	408,327	375,502
Account-based revenues	95,272	93,189	90,391
Other, net	13,483	12,504	12,610
Total segment revenues from contracts with customers	1,002,135	810,637	804,881
Revenues from sources other than contracts with customers (segregated funds)	54,607	54,628	58,551
Total Investment and Savings Products segment revenues	$1,056,742	$865,265	$863,432

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$39,630	$40,092	$46,434
Other, net	3,557	4,609	4,967
Total segment revenues from contracts with customers	43,187	44,701	51,401
Revenues from sources other than contracts with customers	220,974	145,499	106,652
Total Corporate and Other Distributed Products segment revenues	$264,161	$190,200	$158,053

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

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies and annuity providers for the marketing and distribution by the licensed independent sales representatives of investment and savings products underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received from such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from mutual fund companies and annuity providers are known and are due at the same time our performance obligation to such mutual fund companies and annuity providers is satisfied. We also receive ongoing asset-based commissions from mutual fund companies and annuity providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from mutual fund companies or annuity providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to mutual fund companies and annuity providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to mutual fund companies and annuity providers in previous periods.

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

Revenue for Other Services. We recognize revenue from the sale of other miscellaneous products and services, including monthly subscription fees from the independent sales representatives for access to POL, upon the transfer of the promised product or service. For POL subscriptions, we satisfy our performance obligation by providing subscribers access to the promised services over time during each monthly subscription period. Revenue recognized from the sale of other miscellaneous products and services becomes known and charged at the same time we satisfy the corresponding performance obligation.

Renewal Commissions Receivable. For revenue associated with ongoing renewal commissions in the Corporate and Other Distributed Products segment, we record a renewal commission receivable asset for the amount of ongoing renewal commissions we anticipate collecting in reporting periods subsequent to the satisfaction of the performance obligation, less amounts that are constrained in Other assets in the accompanying consolidated balance sheets. The renewal commissions receivable is reduced for commissions that are billed and become due receivables from product providers during the reporting period.

Activity in the renewal commissions receivable account was as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$61,372	$60,644	$59,443
Commissions revenue	21,955	25,188	25,325
Less: collections	(25,248)	(24,460)	(24,124)
Balance, at the end of period	$58,079	$61,372	$60,644

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(21) Leases

We have operating leases for office space and other real estate and finance leases of office equipment. During 2023, we extended the lease for our home office facility located in Duluth, Georgia. The lease was set to expire in June 2028 and was extended to December 31, 2035. Upon modifying the lease, the Company reassessed its classification and concluded the lease remains an operating lease. The lease disclosures below reflect the extension of this lease.

In aggregate, our leases have remaining lease terms of less than 1 year to 11 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of December 31, 2024 and December 31, 2023, finance lease right-of-use assets of $1.0 million and $0.5 million, respectively, and finance lease liabilities of $1.0 million and $0.5 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate at the lease commencement date that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost
Operating lease cost	$7,463	$7,548	$7,643
Variable lease cost (includes taxes, common area maintenance and insurance)	969	866	895
Finance lease cost
Depreciation of finance lease assets	263	258	271
Interest on lease liabilities	38	37	55
Total lease cost	$8,733	$8,709	$8,864

Other information related to leases was as follows:

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$6,294	$5,609	$8,068
Operating cash flows used in finance leases (1)	37	37	55
Financing cash flows used in finance leases	256	265	262

(1)
Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases	10 years	10 years
Finance leases	4 years	2 years

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	4.9%	5.7%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2025(1)	$6,915	$315
2026(2)	7,389	278
2027	8,563	201
2028	5,474	201
2029	4,769	114
Thereafter	38,012	12
Total minimum rental commitments for operating leases	71,122	1,121
Less imputed interest	15,644	105
Total lease liabilities	$55,478	$1,016

(1)
Excludes $1.5 million of scheduled rent payments expected to be offset by a leasehold improvement allowance funded by the landlord of our home office facility.
(2)
Excludes $1.1 million of scheduled rent payments expected to be offset by a leasehold improvement allowance funded by the landlord of our home office facility.

(22) Unaudited Quarterly Financial Data

In management’s opinion, the following quarterly consolidated financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited consolidated financial statements. Financial information for the quarters presented was prepared on a consolidated basis. This information is provided as the Company reclassified the results of the Senior Health business as discontinued operations during the reporting period.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(In thousands, except per-share amounts)
Total revenues	$735,950	$790,955	$774,129	$788,109
Total benefits and expenses	542,561	518,186	519,551	569,598
Income from continuing operations before income taxes	193,389	272,769	254,578	218,511
Income taxes from continuing operations	44,975	63,467	59,841	50,835
Income from continuing operations	148,414	209,302	194,737	167,676
Loss from discontinued operations, net of income taxes	(10,510)	(208,131)	(30,364)	(606)
Net income	$137,904	$1,171	$164,373	$167,070

Basic earnings per share attributable to common stockholders:
Continuing operations	$4.24	$6.08	$5.73	$4.99
Discontinued operations	(0.30)	(6.05)	(0.89)	(0.02)
Basic earnings per share attributable to common stockholders	$3.94	$0.03	$4.84	$4.97
Diluted earnings per share attributable to common stockholders:
Continuing operations	$4.23	$6.07	$5.72	$4.98
Discontinued operations	(0.30)	(6.04)	(0.89)	(0.02)
Diluted earnings per share attributable to common stockholders	$3.93	$0.03	$4.83	$4.96

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(In thousands, except per-share amounts)
Total revenues	$671,326	$673,495	$697,496	$706,190
Total benefits and expenses	500,622	478,567	491,112	506,468
Income from continuing operations before income taxes	170,704	194,928	206,384	199,722
Income taxes from continuing operations	39,883	45,789	48,930	45,954
Income from continuing operations	130,821	149,139	157,454	153,768
Loss from discontinued operations, net of income taxes	(2,722)	(4,635)	(5,391)	(1,833)
Net income	$128,099	$144,504	$152,063	$151,935

Basic earnings per share attributable to common stockholders:
Continuing operations	$3.55	$4.10	$4.38	$4.36
Discontinued operations	(0.08)	(0.13)	(0.15)	(0.06)
Basic earnings per share attributable to common stockholders	$3.47	$3.97	$4.23	$4.30
Diluted earnings per share attributable to common stockholders:
Continuing operations	$3.54	$4.09	$4.38	$4.35
Discontinued operations	(0.08)	(0.12)	(0.15)	(0.05)
Diluted earnings per share attributable to common stockholders	$3.46	$3.97	$4.23	$4.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, III and IV (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 28, 2025

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except on November 19, 2024, Peter Schneider, the Company’s President, adopted a Rule 10b5-1 trading arrangement that provides for the sale of an aggregate of up to 8,000 shares of the Company’s common stock between March 5, 2025 and November 24, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders to be held on May 14, 2025 (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2024, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

We have also adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, and the Company itself, and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the exchange listing standards applicable to us. In addition, the Company's Insider Trading Policy expressly bans ownership by all employees and directors of financial instruments or participation in investment strategies that hedge the economic risk of owning our common stock. We also prohibit officers and directors from pledging the Company's securities as collateral for loans. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

•
Executive Compensation (excluding the information under the subheading Pay Versus Performance (PVP)).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	184,561	(1)	$-	(2)	1,117,745	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,612,719	(4)
Total	184,561		$-		2,730,464
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)
Consists of 125,942 shares of our common stock to be issued in connection with unvested RSUs. Also includes 58,619 shares of our common stock to be issued to certain executive officers in connection with outstanding PSUs if the Company achieves the targeted level of performance specified in the award agreement over a three-year period. Based on the actual ROAE and EPS growth (if applicable) achieved within the three-year performance period ended December 31, 2024, recipients of the 2022 PSU awards will receive 28,884 shares of our common stock compared with the targeted 26,475 shares on the vesting date of March 1, 2025. See Note 14 (Stockholders’ Equity) and Note 16 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.
(2)
At December 31, 2024, there were no outstanding stock options under our equity compensation plans.
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

•
Stock Ownership — Directors and Executive Officers; and
•
Stock Ownership — Principal Stockholders.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

Schedule I — Consolidated Summary of Investments — Other than Investments in Related Parties as of December 31, 2024	120
Schedule II — Condensed Financial Information of Registrant as of December 31, 2024 and 2023, and for each of the years in the three-year period ended December 31, 2024	121
Schedule III — Supplementary Insurance Information as of December 31, 2024 and 2023 and for each of the years in the three-year period ended December 31, 2024	127
Schedule IV — Reinsurance for each of the years in the three-year period ended December 31, 2024	128

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).

3.2	Third Amended and Restated By-laws of Primerica, Inc.	Incorporated by reference to Exhibit 3.1 to Primerica’s Current Report on Form 8-K filed March 3, 2023 (Commission File No. 001-34680).
4.1	Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica's Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.3	Second Supplemental Indenture, dated as of November 19, 2021, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.4	Form of 2.800% Senior Notes due 2031 (No. R-1)	Incorporated by reference to Exhibit 4.3 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.5	Form of 2.800% Senior Notes due 2031 (No. R-2)	Incorporated by reference to Exhibit 4.4 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.6	Description of Registrant's Securities	Incorporated by reference to Exhibit 4.4 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 1, 2021 (Commission File No. 001-34680).
10.1	Amended and Restated Credit Agreement, dated as of June 22, 2021 between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 24, 2021 (Commission File No. 001-34680).
10.2	Tax Separation Agreement dated as of March 30, 2010 by and between the Registrant and Citigroup Inc.	Incorporated by reference to Exhibit 10.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.3	10% Coinsurance Agreement dated March 31, 2010 between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.6 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.4	Amendment No. 1 dated as of October 5, 2015 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.29 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 001-34680).
10.5	Amendment No. 2 dated as of January 25, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.6	Amendment No. 3 dated as of March 31, 2016 to the 10% Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.7	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.8	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.9

Reinsurance Trust Agreement dated as of June 23, 2022 between Swiss Re Life and Health America Inc., as Grantor, and Primerica Life Insurance Company, as Beneficiary, and The Bank of New York Mellon, as Trustee

Incorporated by reference to Exhibit 10.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).

10.10	10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.8 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.11

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Economic Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.5 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.12	10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Primerica Life Insurance Company, Prime Reinsurance Company, Inc. and The Bank of New York Mellon.	Incorporated by reference to Exhibit 10.9 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.13

Amendment No. 1 dated as of March 31, 2016 to the 10% Coinsurance Excess Trust Agreement dated March 29, 2010 among Prime Reinsurance Company, Inc. Primerica Life Insurance Company, and The Bank of New York Mellon.

Incorporated by reference to Exhibit 10.6 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.14	Amended and Restated Capital Maintenance Agreement dated as of March 31, 2016 by and between Citigroup Inc. and Prime Reinsurance Company, Inc.	Incorporated by reference to Exhibit 10.7 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 001-34680).
10.15	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.16	Reinsurance Trust Agreement dated November 23, 2020 among National Benefit Life Insurance Company, American Health and Life Insurance Company, and JP Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.15 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680).
10.17

Coinsurance Agreement dated March 31, 2010 by and between Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.13 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.18

Coinsurance Amending Agreement dated as of December 31, 2011 among Primerica Life Insurance Company of Canada and Financial Reassurance Company 2010, Ltd. (currently known as Munich Re Life Insurance Company of Vermont).

Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.19

Coinsurance Amending Agreement dated as of October 20, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont (formerly known as Financial Reassurance Company 2010, Ltd.) and Munich-American Holding Corporation.

Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.20	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.21	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.22	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.23*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.24*	Primerica, Inc. 2020 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)

10.25*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023 (Commission File No. 001-34680).
10.26*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-34680).
10.27	Form of Primerica, Inc. Performance Stock Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2024 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.28*	Form of U.S. Employee Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2022 awards).	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023 (Commission File No. 001-34680).
10.29*	Form of Executive Officer Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 Executive Officer awards).	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-34680).
10.30	Form of Executive Officer Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2024 Executive Officer awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.31*	Restricted Stock Unit Award Agreement, dated as of October 16, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.2 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.32*	Restricted Stock Unit Award Agreement, dated as of December 12, 2024, between Primerica, Inc. and Mr. Glenn J. Williams.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.33*	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2024 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.34*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918).
10.35*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica’s Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.36*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica’s Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.37*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.38*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 99.7 to Primerica’s Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.39*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Gregory C. Pitts.	Incorporated by reference to Exhibit 10.34 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.40*	Employment Agreement, dated as of September 13, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.41*	Nonemployee Directors’ Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).

19.1	Primerica, Inc. Insider Trading Policy	Filed with the Securities and Exchange Commission as part of this Annual Report.
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Tracy X. Tan, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Tracy X. Tan, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
97.1	Primerica, Inc. Incentive Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-34680).
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Identifies a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2024
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds(1):
United States government and government agencies and authorities	$117,822	$112,093	$112,093
States, municipalities, and political subdivisions	128,359	113,569	113,569
Foreign governments	171,033	166,424	166,424
All other corporate bonds(1)	4,038,287	3,780,516	3,856,968
Certificates of deposit	176	176	176
Redeemable preferred stocks	4,248	3,787	3,787
Total fixed maturities	4,459,925	4,176,565	4,253,017

Equity securities:
Common stocks:
Public utilities	6,469	9,023	9,023
Banks, trusts and insurance companies	6,439	7,322	7,322
Industrial, miscellaneous and all other	4,673	6,276	6,276
Nonredeemable preferred stocks	5,354	4,523	4,523
Total equity securities	22,935	27,144	27,144
Policy loans and other invested assets	50,881	50,881	50,881
Total investments	$4,533,741	$4,254,590	$4,331,042

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2024	2023
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $142,939 in 2024 and $154,983 in 2023)	$140,336	$152,000
Other investments	191	725
Total investments	140,527	152,725
Cash and cash equivalents	356,257	229,143
Due from affiliates*	5,224	4,590
Other receivables	1,706	1,345
Income tax receivable*	-	8,334
Deferred income taxes	36,350	5,168
Investment in subsidiaries*	2,343,805	1,915,585
Other assets	807	945
Investment in discontinued operations entities*	-	352,996
Total assets	$2,884,676	$2,670,831

Liabilities and Stockholders’ Equity
Liabilities:
Note payable	$594,512	$593,709
Income tax payable	21,361	-
Deferred income taxes	-	4,694
Interest payable	1,913	1,913
Other liabilities	7,849	4,548
Commitments and contingent liabilities (see Note G)
Total liabilities	625,635	604,864

Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2024 and 2023; issued and outstanding 33,368 shares in 2024 and 34,996 shares in 2023)	334	350
Paid-in capital	-	-
Retained earnings	2,231,483	2,276,946
Accumulated other comprehensive income (loss), net of income tax	27,224	(211,329)
Total stockholders’ equity	2,259,041	2,065,967
Total liabilities and stockholders’ equity	$2,884,676	$2,670,831

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Revenues:
Dividends from subsidiaries*	$520,168	$555,578	$450,929
Net investment income	15,440	12,730	3,916
Realized investment gains (losses)	85	84	872
Other investment gains (losses)	19	235	(519)
Investment gains (losses), including credit losses	104	319	353
Other	50,000	-	-
Total revenues	585,712	568,627	455,198
Expenses:
Interest expense, net	18,043	18,041	18,044
Other operating expenses	21,322	14,858	15,713
Total expenses	39,365	32,899	33,757
Income from continuing operations before income taxes and before equity in undistributed earnings of subsidiaries	546,347	535,728	421,441
Income taxes from continuing operations before equity in undistributed earnings of subsidiaries	(1,539)	(2,818)	(3,464)
Income from continuing operations before equity in undistributed earnings of subsidiaries	547,886	538,546	424,905
Equity in undistributed earnings of subsidiaries*	172,243	52,636	134,847
Income from continuing operations	720,129	591,182	559,752
Loss from discontinued operations, net of income taxes	(249,611)	(14,581)	(87,684)
Net income	$470,518	$576,601	$472,068

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$470,518	$576,601	$472,068
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	6,866	69,663	(299,847)
Change in unrealized holding gains (losses) on investment securities	465	1,600	(5,201)
Reclassification adjustment for realized investment (gains) losses included in net income	(85)	(84)	(872)
Equity in effect of change in discount rate assumptions on the liability for future policy benefit of subsidiaries	263,919	(169,502)	1,368,596
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	(32,532)	10,044	(20,826)
Total other comprehensive income (loss) before income taxes	238,633	(88,279)	1,041,850
Income tax expense (benefit) related to items of other comprehensive income (loss)	80	319	(1,275)
Other comprehensive income (loss), net of income taxes	238,553	(88,598)	1,043,125
Total comprehensive income (loss)	$709,071	$488,003	$1,515,193

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$470,518	$576,601	$472,068
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	110,303	(108,798)	(69,096)
Deferred tax provision	(35,209)	5,496	2,800
Change in income taxes	38,081	5,840	3,837
Investment (gains) losses	(104)	(319)	(353)
Accretion and amortization of investments	(2,185)	(2,201)	205
Share-based compensation	2,636	1,195	1,592
Change in due to/from affiliates* (2)	(634)	5,235	4,458
Gain on insurance proceeds received from acquisition representation and warranty policy	(50,000)	-	-
Change in other operating assets and liabilities, net	3,938	1,334	1,967
Net cash provided by (used in) operating activities	537,344	484,383	417,478

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed maturity securities — sold	-	-	409
Fixed-maturity securities — matured or called	176,483	93,092	94,960
Short-term investments — matured or called	-	60,008	85,302
Equity securities — sold	-	3,051	16
Available-for-sale investments acquired:
Fixed-maturity securities(1)	(77,249)	(53,539)	(57,762)
Short-term investments	-	(19,496)	(39,090)
Equity securities acquired	-	(236)	(7)
Purchase of business, net of cash acquired	-	-	3,867
Insurance proceeds received from acquisition representation and warranty policy	50,000	-	-
Disposal of cash in discontinued operations	(2,768)	-	-
Other investing activities	(5,811)	(16,226)	-
Net cash provided by (used in) investing activities	140,655	66,654	87,695

Cash flows from financing activities:
Dividends paid	(112,814)	(93,715)	(83,783)
Common stock repurchased	(428,425)	(375,062)	(356,306)
Tax withholdings on share-based compensation	(9,646)	(10,579)	(5,135)
Net cash provided by (used in) financing activities	(550,885)	(479,356)	(445,224)
Change in cash and cash equivalents	127,114	71,681	59,949
Cash and cash equivalents, beginning of period	229,143	157,462	97,513
Cash and cash equivalents, end of period	$356,257	$229,143	$157,462

Supplement disclosures:
Interest paid	$17,054	$17,053	$17,053

* Eliminated in consolidation.

(1)
Does not include $84.9 million, $81.4 million, and $41.3 of fixed-maturity securities transferred from subsidiaries in the form of noncash dividend for the years ended December 31, 2024, 2023 and 2022, respectively.
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

On September 30, 2024, the Company's wholly owned subsidiary, Primerica Health, Inc. abandoned its ownership in e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”). The Company determined that the disposal represented a strategic shift that will have a major impact on the Company's operations and financial results. Accordingly, the results of operations for the Senior Health business and related assets and liabilities have been reported in discontinued operations for all periods presented in our condensed statements of income and our condensed balance sheets, respectively.

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

(C) Notes Payable

Notes Payable. As of December 31, 2024, we had $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2024, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2024.

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

(D) Revolving Credit Facility

On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month

Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility contains language providing for a benchmark replacement in the event that SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2023, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2024, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2024.

(E) Dividends

For the years ended December 31, 2024, 2023, and 2022, the Company received dividends from our non-life insurance subsidiaries of $208.4 million, $203.2 million, and $173.0 million, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company received dividends from our life insurance subsidiaries of $311.8 million, $352.3 million, and $277.9 million, respectively.

(F) Commitments and Contingent Liabilities

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2024
Term Life Insurance	$3,608,599	$6,300,693	$15,277	$478,857	$-
Investment and Savings Products	55,303	-	-	-	2,209,266
Corporate and Other Distributed Products	16,528	202,371	329	9,493	21
Total	$3,680,430	$6,503,064	$15,606	$488,350	$2,209,287

December 31, 2023
Term Life Insurance	$3,366,280	$6,531,082	$14,533	$503,788	$-
Investment and Savings Products	63,029	-	-	-	2,395,819
Corporate and Other Distributed Products	17,925	210,943	343	10,015	23
Total	$3,447,234	$6,742,025	$14,876	$513,803	$2,395,842

See the report of independent registered public accounting firm.

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2024
Term Life Insurance	$1,715,934	$-	$635,354	$291,488	$237,356	$-
Investment and Savings Products	-	-	-	5,443	749,054	-
Corporate and Other Distributed Products	13,237	155,501	12,809	1,205	217,187	526
Total	$1,729,171	$155,501	$648,163	$298,136	$1,203,597	$526

Year ended December 31, 2023
Term Life Insurance	$1,644,756	$-	$622,084	$268,803	$249,991	$-
Investment and Savings Products	-	-	-	5,479	616,960	-
Corporate and Other Distributed Products	15,558	135,837	20,895	1,534	191,023	557
Total	$1,660,314	$135,837	$642,979	$275,816	$1,057,974	$557

Year ended December 31, 2022
Term Life Insurance	$1,585,646	$-	$619,997	$254,875	$246,685	$-
Investment and Savings Products	-	-	-	5,581	611,961	-
Corporate and Other Distributed Products	14,582	93,065	12,406	1,173	186,117	602
Total	$1,600,228	$93,065	$632,403	$261,629	$1,044,763	$602

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2024
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$955,610,523	$817,825,296	$-	$137,785,227	—%

Premiums:
Life insurance	$3,393,055	$1,664,433	$-	$1,728,622	—%
Accident and health insurance	549	-	-	549	—%
Total premiums	$3,393,604	$1,664,433	$-	$1,729,171	—%

	Year ended December 31, 2023
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$946,756,416	$810,145,801	$-	$136,610,615	—%

Premiums:
Life insurance	$3,311,541	$1,651,811	$-	$1,659,730	—%
Accident and health insurance	584	-	-	584	—%
Total premiums	$3,312,125	$1,651,811	$-	$1,660,314	—%

	Year ended December 31, 2022
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$919,081,738	$787,907,229	$-	$131,174,509	—%

Premiums:
Life insurance	$3,229,229	$1,629,634	$-	$1,599,595	—%
Accident and health insurance	891	258	-	633	—%
Total premiums	$3,230,120	$1,629,892	$-	$1,600,228	—%

See the report of independent registered public accounting firm.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Tracy X. Tan	February 28, 2025
Tracy X. Tan
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 28, 2025
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2025
Glenn J. Williams

/s/ Tracy X. Tan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Tracy X. Tan

/s/ Nicholas A. Jendusa	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025

Nicholas A. Jendusa

/s/ John A. Addison, Jr.	Director	February 28, 2025
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 28, 2025
Joel M. Babbit

/s/ Amber L. Cottle	Director	February 28, 2025
Amber L. Cottle

/s/ Gary L. Crittenden	Director	February 28, 2025
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 28, 2025
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 28, 2025
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 28, 2025
Beatriz R. Perez

/s/ Darryl L. Wilson	Director	February 28, 2025
Darryl L. Wilson

/s/ Barbara A. Yastine	Director	February 28, 2025
Barbara A. Yastine