Form 10-Q
period 2025-03-31
Primerica, Inc.
filed 2025-05-08
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 32,859,086 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	March 31, 2025	December 31, 2024
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,245,824 in 2025 and $3,152,483 in 2024)	$3,076,471	$2,946,126
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,232,473 in 2025 and $1,227,428 in 2024)	1,285,340	1,303,880
Equity securities, at fair value (historical cost: $21,990 in 2025 and $22,935 in 2024)	27,029	27,144
Trading securities, at fair value (cost: $3,499 in 2025 and $3,562 in 2024)	3,024	3,011
Policy loans and other invested assets	52,939	50,881
Total investments	4,444,803	4,331,042
Cash and cash equivalents	625,072	687,821
Accrued investment income	28,960	28,100
Reinsurance recoverables	2,722,544	2,744,165
Deferred policy acquisition costs, net	3,742,693	3,680,430
Agent balances, due premiums and other receivables	281,709	282,607
Intangible asset	45,275	45,275
Income taxes	126,929	122,664
Operating lease right-of-use assets	45,122	47,023
Other assets	407,805	403,608
Separate account assets	2,118,098	2,209,287
Total assets	$14,589,010	$14,582,022

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,637,937	$6,503,064
Unearned and advance premiums	17,474	15,606
Policy claims and other benefits payable	494,734	488,350
Other policyholders’ funds	394,830	402,323
Note payable	594,713	594,512
Surplus note	1,285,032	1,303,556
Income taxes	115,706	115,611
Operating lease liabilities	52,907	55,478
Other liabilities	523,610	549,160
Payable under securities lending	97,560	86,034
Separate account liabilities	2,118,098	2,209,287
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,332,601	12,322,981
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2025 and 2024; issued and outstanding 33,022 shares in 2025 and 33,368 shares in 2024)	331	334
Paid-in capital	-	-
Retained earnings	2,253,434	2,231,483
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	171,599	224,833
Unrealized foreign currency translation gains (losses)	(35,191)	(34,767)
Net unrealized investment gains (losses) on available-for-sale securities	(133,764)	(162,842)
Total stockholders’ equity	2,256,409	2,259,041
Total liabilities and stockholders’ equity	$14,589,010	$14,582,022

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2025	2024
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$858,845	$841,047
Ceded premiums	(410,521)	(409,764)
Net premiums	448,324	431,283
Commissions and fees	296,957	248,944
Investment income net of investment expenses	56,340	53,591
Interest expense on surplus note	(14,669)	(15,785)
Net investment income	41,671	37,806
Realized investment gains (losses)	(82)	7
Other investment gains (losses)	839	1,298
Investment gains (losses)	757	1,305
Other, net	17,134	16,612
Total revenues	804,843	735,950

Benefits and expenses:
Benefits and claims	174,862	166,321
Future policy benefits remeasurement (gain) loss	(3,273)	55
Amortization of deferred policy acquisition costs	78,550	72,049
Sales commissions	158,118	131,138
Insurance expenses	64,805	63,149
Insurance commissions	6,124	9,634
Interest expense	6,004	6,771
Other operating expenses	98,338	93,444
Total benefits and expenses	583,528	542,561
Income from continuing operations before income taxes	221,315	193,389
Income taxes from continuing operations	52,264	44,975
Income from continuing operations	169,051	148,414
Loss from discontinued operations, net of income taxes	-	(10,510)
Net income	$169,051	$137,904

Basic earnings per share:
Continuing operations	$5.06	$4.24
Discontinued operations	-	(0.30)
Basic earnings per share	$5.06	$3.94

Diluted earnings per share:
Continuing operations	$5.05	$4.23
Discontinued operations	-	(0.30)
Diluted earnings per share	$5.05	$3.93

Weighted-average shares used in computing earnings per share:
Basic	33,292	34,883
Diluted	33,342	34,937

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2025	2024
	(In thousands)
Net income	$169,051	$137,904
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	36,925	(14,843)
Reclassification adjustment for investment (gains) losses included in net income	79	(7)
Effect of change in discount rate assumptions on the liability for future policy benefits	(67,453)	168,086
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(424)	(9,456)
Total other comprehensive income (loss) before income taxes	(30,873)	143,780
Income tax expense (benefit) related to items of other comprehensive income (loss)	(6,293)	32,826
Other comprehensive income (loss), net of income taxes	(24,580)	110,954
Total comprehensive income (loss)	$144,471	$248,858

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2025	2024
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$334	$350
Repurchases of common stock	(4)	(5)
Net issuance of common stock	1	1
Balance, end of period	331	346

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	15,251	14,813
Net issuance of common stock	(1)	(1)
Repurchases of common stock	(15,250)	(14,812)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	2,231,483	2,276,946
Net income	169,051	137,904
Dividends	(34,736)	(26,256)
Repurchases of common stock	(112,364)	(102,657)
Balance, end of period	2,253,434	2,285,937

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	27,224	(211,329)
Effect of change in discount rate assumptions on the liability for future policy benefits	(53,234)	131,939
Change in foreign currency translation adjustment	(424)	(9,456)
Change in net unrealized investment gains (losses) during the period	29,078	(11,529)
Balance, end of period	2,644	(100,375)

Total stockholders’ equity	$2,256,409	$2,185,908

Dividends declared per share	$1.04	$0.75

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$169,051	$137,904
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	46,754	19,794
Deferral of policy acquisition costs	(139,042)	(134,768)
Amortization of deferred policy acquisition costs	78,550	72,049
Change in income taxes	2,274	30,335
Investment (gains) losses	(757)	(1,305)
Accretion and amortization of investments	(875)	(1,040)
Depreciation and amortization	4,774	7,165
Change in reinsurance recoverables	43,276	47,987
Change in agent balances, due premiums and other receivables	1,114	(13,444)
Change in renewal commissions receivable	748	13,961
Trading securities sold, matured, or called (acquired), net	59	15,084
Share-based compensation	13,251	12,614
Change in other operating assets and liabilities, net	(21,711)	4,562
Net cash provided by (used in) operating activities	197,466	210,898

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	1,232	-
Fixed-maturity securities — matured or called	98,809	86,418
Equity securities — sold	1	-
Equity securities — matured or called	1,000	4,324
Available-for-sale investments acquired:
Fixed-maturity securities	(191,017)	(168,644)
Equity securities — acquired	(55)	-
Purchases of property and equipment and other investing activities, net	(8,722)	(8,386)
Cash collateral received (returned) on loaned securities, net	11,526	(23,136)
Sales (purchases) of short-term investments using securities lending collateral, net	(11,526)	23,136
Net cash provided by (used in) investing activities	(98,752)	(86,288)

Cash flows from financing activities:
Dividends paid	(34,736)	(26,256)
Common stock repurchased	(117,990)	(109,109)
Tax withholdings on share-based compensation	(8,646)	(7,460)
Finance leases	(68)	(65)
Net cash provided by (used in) financing activities	(161,440)	(142,890)
Effect of foreign exchange rate changes on cash	(23)	(1,469)
Change in cash and cash equivalents	(62,749)	(19,749)
Cash and cash equivalents, beginning of period	687,821	613,148
Cash and cash equivalents, end of period	$625,072	$593,399

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2025 and December 31, 2024, the statements of income, comprehensive income (loss), and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”).

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

Changes to Accounting Policies. All significant accounting policies remain unchanged from the 2024 Annual Report unless otherwise described.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity and were primarily related to discontinued operations. See Note 2 (Discontinued Operations) for more information.

New Accounting Standards Not Yet Adopted. For more information on new accounting standards not yet adopted, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements in our 2024 Annual Report. Other recently issued accounting guidance not discussed in our 2024 Annual Report is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Discontinued Operations

The Company reports the results of operations of a business as discontinued operations if (i) the business has been disposed of or is classified as held for sale; (ii) the disposal of the business represents a strategic shift that will have a major impact on the Company’s operations and financial results; (iii) the operations and cash flows of the business have been or will be eliminated from the ongoing operations of the Company as a result of the disposal; and (iv) the Company will not have any significant continuing involvement in the operations of the business after the disposal. The results of discontinued operations are reported in net income from discontinued operations in the unaudited condensed consolidated statements of income for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell, as applicable. Assets and liabilities related to a business which meets the criteria for discontinued operations are segregated in the unaudited condensed consolidated balance sheets for the current and prior periods.

On September 30, 2024, the Company abandoned its ownership in e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”), by irrevocably and permanently surrendering and relinquishing all rights in e-TeleQuote to an independent third party without receipt of consideration and with no continuing involvement in its management or operations.

The Company determined that the disposal represented a strategic shift that would have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board of Directors (“Board”) and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business have been reported in discontinued operations for all periods presented in our unaudited condensed consolidated statements of income. We had no assets or liabilities remaining from the Senior Health business on our unaudited condensed consolidated balance sheets as of March 31, 2025 or December 31, 2024. Prior year Senior Health-related balances in the notes to the unaudited condensed consolidated financial statements have been restated to remove balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.0 million in the second half of 2024, which was comprised of the $95.8 million write-off of e-TeleQuote’s assets and liabilities as of the abandonment date and the recognition of a $97.8 million income tax benefit. The federal income tax benefit remaining to be utilized was $31.8 million as of March 31, 2025 and December 31, 2024.

The major classes of line items constituting discontinued operations in the accompanying unaudited condensed consolidated statements of income were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Revenues:
Commissions and fees	$-	$6,077
Other, net	-	803
Total revenues	-	6,880
Expenses:
Contract acquisition costs	-	13,533
Other operating expenses	-	7,500
Total expenses	-	21,033
Loss before income taxes	-	(14,153)
Income tax benefit	-	3,643
Loss from discontinued operations, net of income taxes	$-	$(10,510)

Total operating and investing cash flows of the discontinued operations were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$-	$4,531
Net cash provided by (used in) investing activities	$-	$(26)

(3) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(424)	$(9,456)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(424)	$(9,456)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$36,925	$(14,843)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	7,909	(3,320)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	29,016	(11,523)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	79	(7)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	17	(1)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	62	(6)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$29,078	$(11,529)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(67,453)	$168,086
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(14,219)	36,147
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(53,234)	$131,939

(4) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2024 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Term Life Insurance segment:
Total revenues	$457,841	$440,412
Benefits and expenses:
Benefits and claims	171,243	163,847
Future policy benefits remeasurement (gain) loss	(3,402)	(319)
Amortization of DAC	76,921	70,491
Insurance expenses	63,645	61,979
Insurance commissions	2,649	6,047
Total benefits and expenses	311,056	302,045
Income before income taxes	$146,785	$138,367

	Three months ended March 31,
	2025	2024
	(In thousands)
Investment and Savings Products segment:
Total revenues	$290,812	$243,716
Expenses:
Amortization of DAC	1,337	1,201
Insurance commissions	3,277	3,400
Sales commissions:
Sales-based	77,267	62,814
Asset-based	76,246	64,208
Other operating expenses:
Fees based on client asset values	10,915	9,342
Fees based on fee-generating positions	12,410	11,426
Other expenses	28,089	25,763
Total expenses	209,541	178,154
Income before income taxes	$81,271	$65,562

	Three months ended March 31,
	2025	2024
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$56,190	$51,822
Benefits and expenses:
Benefits and claims	3,619	2,474
Future policy benefits remeasurement (gain) loss	129	374
Amortization of DAC	292	357
Insurance expenses	1,160	1,170
Insurance commissions	198	187
Sales commissions	4,605	4,116
Interest expense	6,004	6,771
Other operating expenses	46,924	46,913
Total benefits and expenses	62,931	62,362
Income (loss) before income taxes	$(6,741)	$(10,540)

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income from continuing operations before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended March 31,
	2025	2024
	(In thousands)
Revenues:
Term Life Insurance segment	$457,841	$440,412
Investment and Savings Products segment	290,812	243,716
Corporate and Other Distributed products segment	56,190	51,822
Total revenues	$804,843	$735,950

Income (loss) from continuing operations before income taxes:
Term Life Insurance segment	$146,785	$138,367
Investment and Savings Products segment	81,271	65,562
Corporate and Other Distributed products segment	(6,741)	(10,540)
Total income from continuing operations before income taxes	$221,315	$193,389

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and Investment and Savings Products segments are recorded directly to the applicable segment. Other operating expenses consists primarily of employee compensation, technology and communications costs, various independent sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses. We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include recorded usage, revenue distribution, and independent sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, independent sales force support, occupancy and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in the Corporate and Other Distributed Products segment.

(5) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,820	$39	$(241)	$9,618
Foreign government	176,001	2,344	(4,880)	173,465
States and political subdivisions	128,161	134	(13,595)	114,700
Corporates	2,001,518	16,857	(100,159)	1,918,216
Residential mortgage-backed securities	606,584	1,963	(58,196)	550,351
Commercial mortgage-backed securities	110,935	124	(9,885)	101,174
Other asset-backed securities	212,805	1,478	(5,336)	208,947
Total fixed-maturity securities	$3,245,824	$22,939	$(192,292)	$3,076,471

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,822	$7	$(326)	$9,503
Foreign government	171,033	1,597	(6,206)	166,424
States and political subdivisions	128,359	96	(14,886)	113,569
Corporates	1,929,350	11,853	(116,095)	1,825,108
Residential mortgage-backed securities	552,611	536	(66,590)	486,557
Commercial mortgage-backed securities	110,426	87	(11,068)	99,445
Other asset-backed securities	250,882	1,396	(6,758)	245,520
Total fixed-maturity securities	$3,152,483	$15,572	$(221,929)	$2,946,126

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of March 31, 2025 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$243,056	$242,571
Due after one year through five years	755,087	742,655
Due after five years through 10 years	803,929	753,763
Due after 10 years	513,428	477,010
	2,315,500	2,215,999
Mortgage- and asset-backed securities	930,324	860,472
Total AFS fixed-maturity securities	$3,245,824	$3,076,471

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-maturity Security. Concurrent with the execution of the Vidalia Re Coinsurance Agreement, Vidalia Re entered into a Surplus Note Purchase Agreement (the “Surplus Note Purchase Agreement”) with Hannover Life Reassurance Company of America and certain of its affiliates (collectively, “Hannover Re”) and a newly formed limited liability company (the “LLC”) owned by a third- party service provider. Under the Surplus Note Purchase Agreement, Vidalia Re issued a surplus note (the “Surplus Note”) to the LLC in exchange for a credit enhanced note from the LLC with an equal principal amount (the “LLC Note”). The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves contractually supported under the Vidalia Re Coinsurance Agreement. Both the Surplus Note and the LLC Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing agreement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The LLC Note is guaranteed by Hannover Re through a credit enhancement feature in exchange for a fee, which is reflected in interest expense in our unaudited condensed consolidated statements of income. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best was A+ as of March 31, 2025.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2025, the LLC Note had an estimated unrealized holding loss of $52.9 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of March 31, 2025 and December 31, 2024, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.1 million and $8.0 million as of March 31, 2025 and December 31, 2024, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $97.6 million and $86.0 million as of March 31, 2025 and December 31, 2024, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Fixed-maturity securities (available-for-sale)	$33,513	$29,936
Fixed-maturity security (held-to-maturity)	14,669	15,785
Equity securities	314	390
Policy loans and other invested assets	1,032	461
Cash, cash equivalents and short-term investments	6,519	6,982
Total return on deposit asset underlying 10% coinsurance agreement(1)	2,388	2,174
Gross investment income	58,435	55,728
Investment expenses	(2,095)	(2,137)
Investment income net of investment expenses	56,340	53,591
Interest expense on surplus note	(14,669)	(15,785)
Net investment income	$41,671	$37,806
(1)
Includes $0.5 million and $(0.1) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2025 and 2024, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$17	$7
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(96)	-
Gross losses from sales, maturities and calls of equity securities	(3)	-
Net realized investment gains (losses):	(82)	7
Other investment gains (losses):
Market gains (losses) recognized in net income during the period on equity securities	829	1,296
Gains (losses) from bifurcated options	5	(5)
Gains (losses) on trading securities	5	7
Other investment gains (losses):	839	1,298
Investment gains (losses)	$757	$1,305

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Proceeds from sales or other redemptions	$100,041	$86,418

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2025 and December 31, 2024, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,734	$(241)
Foreign government	7,964	(91)	70,616	(4,789)
States and political subdivisions	9,981	(293)	100,513	(13,302)
Corporates	364,821	(6,988)	951,542	(93,171)
Residential mortgage-backed securities	48,475	(849)	327,389	(57,347)
Commercial mortgage-backed securities	1,990	(8)	88,803	(9,877)
Other asset-backed securities	19,736	(62)	111,478	(5,274)
Total fixed-maturity securities	$452,967	$(8,291)	$1,656,075	$(184,001)

	December 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,529	$(19)	$5,660	$(307)
Foreign government	15,044	(139)	83,923	(6,067)
States and political subdivisions	9,933	(350)	99,389	(14,536)
Corporates	398,232	(9,422)	1,000,264	(106,673)
Residential mortgage-backed securities	106,276	(2,605)	327,850	(63,985)
Commercial mortgage-backed securities	2,005	(1)	89,876	(11,067)
Other asset-backed securities	15,086	(81)	114,077	(6,677)
Total fixed-maturity securities	$550,105	$(12,617)	$1,721,039	$(209,312)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,301.3 million and $2,493.1 million as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We did not recognize any credit losses on AFS securities for the three months ended March 31, 2025 and 2024 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of March 31, 2025 and December 31, 2024. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,618	$-	$9,618
Foreign government	-	173,465	-	173,465
States and political subdivisions	-	114,700	-	114,700
Corporates	3,788	1,914,428	-	1,918,216
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	550,351	-	550,351
Commercial mortgage-backed securities	-	101,174	-	101,174
Other asset-backed securities	-	208,947	-	208,947
Total available-for-sale fixed-maturity securities	3,788	3,072,683	-	3,076,471
Equity securities	25,428	-	1,601	27,029
Trading securities	-	3,024	-	3,024
Cash and cash equivalents	625,072	-	-	625,072
Separate accounts	-	2,118,098	-	2,118,098
Total fair value assets	$654,288	$5,193,805	$1,601	$5,849,694
Fair value liabilities:
Separate accounts	$-	$2,118,098	$-	$2,118,098
Total fair value liabilities	$-	$2,118,098	$-	$2,118,098

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,503	$-	$9,503
Foreign government	-	166,424	-	166,424
States and political subdivisions	-	113,569	-	113,569
Corporates	3,787	1,821,321	-	1,825,108
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	486,557	-	486,557
Commercial mortgage-backed securities	-	99,445	-	99,445
Other asset-backed securities	-	245,520	-	245,520
Total available-for-sale fixed-maturity securities	3,787	2,942,339	-	2,946,126
Equity securities	24,598	1,003	1,543	27,144
Trading securities	-	3,011	-	3,011
Cash and cash equivalents	687,821	-	-	687,821
Separate accounts	-	2,209,287	-	2,209,287
Total fair value assets	$716,206	$5,155,640	$1,543	$5,873,389
Fair value liabilities:
Separate accounts	$-	$2,209,287	$-	$2,209,287
Total fair value liabilities	$-	$2,209,287	$-	$2,209,287

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Level 3 assets, beginning of period	$1,543	$2,144
Net unrealized gains (losses) included in other comprehensive income (loss)	-	4
Investment gains (losses) and accretion (amortization) recognized in earnings	58	(13)
Transfers out of Level 3	-	(504)
Level 3 assets, end of period	$1,601	$1,631

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three months ended March 31, 2025 and 2024.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2025		December 31, 2024
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,076,471	$3,076,471	$2,946,126	$2,946,126
Fixed-maturity security (held-to-maturity)(1)	1,285,340	1,232,473	1,303,880	1,227,428
Equity securities	27,029	27,029	27,144	27,144
Trading securities	3,024	3,024	3,011	3,011
Policy loans(1)	43,231	43,231	40,884	40,884
Deposit asset underlying 10% coinsurance agreement(1)	154,330	154,330	158,913	158,913
Separate accounts	2,118,098	2,118,098	2,209,287	2,209,287
Liabilities:
Note payable(2)(3)	$594,713	$521,434	$594,512	$513,862
Surplus note(1)(2)	1,285,032	1,229,424	1,303,556	1,225,708
Separate accounts	2,118,098	2,118,098	2,209,287	2,209,287
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

Details on in-force life insurance were as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Direct life insurance in-force	$958,981,872	$955,610,523
Amounts ceded to other companies	(820,174,327)	(817,825,296)
Net life insurance in-force	$138,807,545	$137,785,227
Percentage of reinsured life insurance in-force	86%	86%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2025 and 2024 were $352.9 million and $357.0 million, respectively.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	March 31, 2025		December 31, 2024
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1)	$2,079,143	A+	$2,074,945	A+
Munich Re of Malta(1)(2)	209,130	NR	210,822	NR
SCOR Global Life Reinsurance Companies(3)	132,590	A	148,899	A
American Health and Life Insurance Company(1)	126,978	B++	127,601	B++
Swiss Re Life & Health America Inc.(4)	46,651	A+	43,826	A+
RGA Reinsurance Company	42,983	A+	44,132	A+
Korean Reinsurance Company	39,361	A	40,781	A
Munich American Reassurance Company	33,279	A+	36,487	A+
All other reinsurers	13,533	-	17,887	-
Allowance for credit losses	(1,104)		(1,215)
Reinsurance recoverables	$2,722,544		$2,744,165

NR – not rated by A.M. Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of March 31, 2025.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Balance, beginning of period	$1,215	$1,120
Current period (benefit) provision for expected credit losses	(111)	(72)
Balance, at the end of period	$1,104	$1,048

(8) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Three months ended		Year ended
	March 31, 2025		December 31, 2024
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,608,599	$55,303	$3,366,281	$63,029
Capitalization	140,339	705	555,162	2,959
Amortization	(76,921)	(1,337)	(291,488)	(5,443)
Foreign exchange translation and other	(193)	(39)	(21,356)	(5,242)
DAC balance, at the end of period	$3,671,824	$54,632	$3,608,599	$55,303

Reconciliation of DAC by product was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$3,671,824	$3,608,599
Segregated Funds (Canada)	54,632	55,303
Other	16,237	16,528
Total DAC, net	$3,742,693	$3,680,430

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the three months ended March 31, 2025 and 2024.

(9) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	March 31, 2025	December 31, 2024
	(In thousands)
Fixed-income securities	$695,113	$708,225
Equity securities	1,402,967	1,490,628
Cash and cash equivalents	41,889	46,764
Due to/from funds	(21,892)	(36,350)
Other	21	20
Total separate account assets	$2,118,098	$2,209,287

The following table represents the balances of and changes in separate account liabilities:

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
	(In thousands)
Separate account liabilities balance, beginning of period	$2,209,287	$2,395,842
Premiums, deposits and transfers	52,635	147,995
Surrenders, withdrawals and transfers	(133,842)	(378,126)
Investment performance	5,882	300,545
Management fees and other charges	(14,253)	(57,734)
Foreign exchange translation	(1,611)	(199,235)
Separate account liabilities balance, end of period	$2,118,098	$2,209,287
Cash surrender value	$2,088,227	$2,173,070

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

(10) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Policy claims and other benefits payable, beginning of period	$488,350	$513,803
Less reinsured policy claims and other benefits payable	518,210	534,674
Net balance, beginning of period	(29,860)	(20,871)
Incurred related to current year	66,846	69,021
Incurred related to prior years (1)	(225)	(3,967)
Total incurred	66,621	65,054
Claims paid related to current year, net of reinsured policy claims received	(118,463)	(126,076)
Reinsured policy claims received related to prior years, net of claims paid	42,712	40,499
Total paid	(75,751)	(85,577)
Foreign currency translation	6	(250)
Net balance, end of period	(38,984)	(41,644)
Add reinsured policy claims and other benefits payable	533,718	559,112
Balance, end of period	$494,734	$517,468
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

(11) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,854,794	$13,977,353
Balance at original discount rate, beginning of period	14,233,996	14,012,553
Effect of changes in cash flow assumptions	-	(74,233)
Effect of actual variances from expected experience	(119,943)	(373,646)
Adjusted balance, beginning of period	14,114,053	13,564,674
Issuances	466,075	1,884,054
Interest accrual at original discount rate	157,014	608,588
Net premiums collected	(439,339)	(1,733,262)
Foreign currency translation	(814)	(90,058)
Expected net premiums at original discount rate, end of period	14,296,989	14,233,996
Effect of changes in discount rate assumptions	(202,968)	(379,202)
Expected net premiums at then current discount rate, end of period	$14,094,021	$13,854,794

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,155,487	$20,508,435
Balance at original discount rate, beginning of period	20,763,900	20,391,694
Effect of changes in cash flow assumptions	-	(83,975)
Effect of actual variances from expected experience	(123,832)	(386,512)
Adjusted balance, beginning of period	20,640,068	19,921,207
Issuances	468,985	1,892,529
Interest accrual at original discount rate	239,012	929,078
Benefit payments	(474,018)	(1,841,162)
Foreign currency translation	(1,217)	(137,752)
Expected future policy benefits at original discount rate, end of period	20,872,830	20,763,900
Effect of changes in discount rate assumptions	(344,397)	(608,413)
Expected future policy benefits at then current discount rate, end of period	$20,528,433	$20,155,487

LFPB	$6,434,412	$6,300,693
Less: reinsurance recoverables	2,706,788	2,729,022
Net LFPB, after reinsurance recoverables	$3,727,624	$3,571,671
Weighted-average duration of net LFPB (in years)	8.0	8.0

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$6,434,412	$6,300,693
Other	203,525	202,371
Total	$6,637,937	$6,503,064

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$2,706,788	$2,729,022
Other	15,756	15,143
Total	$2,722,544	$2,744,165

There were no changes to the inputs, judgments, assumptions, or methods used in measuring the LFPB during the three months ended March 31, 2025 and 2024.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three months ended March 31, 2025 and 2024.

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	March 31, 2025		December 31, 2024
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$34,208,336	$20,528,434	$33,966,483	$20,155,489
Expected future gross premiums	$39,604,510	$26,848,112	$39,389,917	$26,414,010

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Term Life Insurance
Gross premiums	$854,430	$836,322
Interest accretion (expense)	$(81,998)	$(77,593)

The weighted-average discount rates were as follows:

	March 31, 2025	December 31, 2024
Term Life Insurance
Original discount rate	5.00%	4.95%
Current discount rate	5.63%	5.69%

There were no changes to the methods used to determine the discount rates during the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

(12) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Three months ended March 31,
	2025	2024
	(In thousands)
Common stock, beginning of period	33,368	34,996
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	98	110
Common stock retired	(444)	(497)
Common stock, end of period	33,022	34,609

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2025, we had a total of 203,583 RSUs and director deferred shares outstanding and 44,548 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for discussion of the PSU award structure.

On November 14, 2024, our Board authorized, and the Company announced, a share repurchase program for up to $450.0 million of our outstanding common stock for purchases from November 14, 2024 through December 31, 2025 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 413,670 shares of our common stock in the open market for an aggregate purchase price of $118.0 million through March 31, 2025. Approximately $332.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2025.

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

We determine the potential dilutive effect of PSUs (“contingently-issuable shares”) on EPS using the treasury-stock method. Under this method, we determine the proceeds that would be received from the issuance of the contingently-issuable shares if the end of the reporting period were the end of the contingency period. The proceeds from the contingently-issuable shares include the remaining unrecognized compensation expense of the awards. We then use the average market price of our common shares during the period the contingently-issuable shares were outstanding to determine how many shares we could repurchase with the proceeds raised from the issuance of the contingently-issuable shares. The net incremental share count issued represents the potential dilutive securities. We then reallocate earnings to common shares and vested RSUs by incorporating the increased fully-diluted share count to determine diluted EPS.

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2025	2024
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$169,051	$148,414
Income attributable to unvested participating securities	(585)	(608)
Income from continuing operations used in calculating basic EPS	$168,466	$147,806
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(10,510)
Loss attributable to unvested participating securities	-	35
Loss from discontinued operations used in calculating basic EPS	$-	$(10,475)
Denominator:
Weighted-average vested shares	33,292	34,883
Basic EPS from continuing operations	$5.06	$4.24
Basic EPS from discontinued operations	-	(0.30)
Basic EPS	$5.06	$3.94

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$169,051	$148,414
Income attributable to unvested participating securities	(584)	(607)
Income from continuing operations used in calculating diluted EPS	$168,467	$147,807
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(10,510)
Loss attributable to unvested participating securities	-	35
Loss from discontinued operations used in calculating diluted EPS	$-	$(10,475)
Denominator:
Weighted-average vested shares	33,292	34,883
Dilutive effect of incremental shares to be issued for contingently-issuable shares	50	54
Weighted-average shares used in calculating diluted EPS	33,342	34,937
Diluted EPS from continuing operations	$5.05	$4.23
Diluted EPS from discontinued operations	-	(0.30)
Diluted EPS	$5.05	$3.93

(14) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board, and independent sales force leaders. For more information on equity awards granted under the OIP, see Note 16 (Share-Based Transactions) to our consolidated financial statements in our 2024 Annual Report.

In connection with our granting of equity awards to management and members of the Board, we recognize expense over the requisite service period of the equity award. We defer and amortize the fair value of equity awards granted to the independent sales force in the same manner as other deferred policy acquisition costs for those awards that are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred. All equity awards granted to the independent sales force that are not directly related to the successful acquisition of life insurance policies are recognized as expense as incurred, which is in the quarter granted and earned.

The impact of equity awards granted under the OIP (inclusive of discontinued operations for 2024) are as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Equity awards expense recognized	$13,251	$12,614
Equity awards expense deferred	2,003	2,199

On February 14, 2025, the Compensation Committee of our Board granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•
47,759 RSUs awarded to management with a measurement-date fair value of $284.14 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.
•
12,404 PSUs awarded to the Company’s 2024 named executive officers with a measurement-date fair value of $284.14 per unit. The PSUs will be earned on March 1, 2028 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2025 through December 31, 2027. The actual number of common shares that will be earned will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 18,606 shares.

All awards granted to employees on February 14, 2025 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The substantive service conditions in order to be retirement eligible require that an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of shares that will be earned for a retirement-eligible employee is equal to the amount calculated using the Company’s actual performance metrics for the entire performance period, even if that employee retires prior to the completion of the performance period.

The following table summarizes non-cash share-based compensation expense by segment included in income from continuing operations:

	Three months ended March 31,
	2025	2024
	(In thousands)
Term Life Insurance segment	$1,904	$2,142
Investment and Savings Products segment	1,220	1,039
Corporate and Other Distributed Products segment	10,127	9,334
Total non-cash share-based compensation expense	$13,251	$12,515

(15) Commitments and Contingent Liabilities

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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 20 (Revenue from Contracts with Customers) to our consolidated financial statements in our 2024 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,745	$12,649
Total segment revenues from contracts with customers	12,745	12,649
Revenues from sources other than contracts with customers	445,096	427,763
Total Term Life Insurance segment revenues	$457,841	$440,412

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$111,270	$88,746
Asset-based revenues	139,130	114,699
Account-based revenues	24,195	23,180
Other, net	3,333	3,258
Total segment revenues from contracts with customers	277,928	229,883
Revenues from sources other than contracts with customers (segregated funds)	12,884	13,833
Total Investment and Savings Products segment revenues	$290,812	$243,716

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$9,478	$8,486
Other, net	1,056	705
Total segment revenues from contracts with customers	10,534	9,191
Revenues from sources other than contracts with customers	45,656	42,631
Total Corporate and Other Distributed Products segment revenues	$56,190	$51,822

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended March 31,
	2025	2024
	(In thousands)
Balance, beginning of period	$58,079	$61,372
Commissions revenue	5,284	5,039
Less: collections	(6,032)	(6,046)
Balance, at the end of period	$57,331	$60,365

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2024 to March 31, 2025. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2024 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Investment and Savings Products. In the United States, we distribute mutual funds, managed investments, variable annuity, and fixed annuity products of several third-party companies. We provide investment advisory and administrative services for client assets invested in our managed investments program. We also perform distinct transfer agent recordkeeping services and non-bank custodial services for investors purchasing certain mutual funds we distribute. In Canada, we offer mutual funds of other companies and segregated funds. Our segregated funds product offerings consist of (1) our legacy segregated funds product, which is underwritten by Primerica Life Canada, and (2) a new segregated funds product underwritten by a third-party that we are in the process of rolling out in 2025.

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

Volatility in capital markets in recent periods has continued to impact our business. Strong equity market performance in 2023 and 2024 influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, the rise in market interest rates in 2022 and further rate increases in 2023 have largely driven the unrealized losses that have accumulated in our investment portfolio. We have not recognized losses caused by interest rate volatility in the income statement for securities where we have no present intention to dispose of them and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

The cumulative impact of inflation in recent years has led to an elevated cost of living for middle-income families. We believe that cost of living pressures have adversely impacted persistency for term life insurance policies. Policy lapse rates of term life insurance products remained above long-term historical levels, although policy lapse rates have recently trended modestly lower. In addition, recent economic uncertainty in 2025 has had an impact on consumer behavior. The continuation of these cost of living pressures as well as economic uncertainty could adversely impact demand for our products.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended March 31,
	2025	2024
New recruits	100,867	110,710
New life-licensed independent sales representatives	12,339	12,949

The number of new recruits decreased during the three months ended March 31, 2025 compared to the same period in 2024. The decrease is partly driven by the comparison to the 2024 period, which included exceptionally strong activity, and partly due to headwinds from economic uncertainty in 2025.

New life-licensed independent sales representatives slightly decreased during the three months ended March 31, 2025 compared to the same period in 2024, likely due to the same factors as the decline in number of new recruits. Despite the year-over-year decline, licensing activity in the first quarter of 2025 remained strong compared to historical first quarter levels.

The size of the life-licensed independent sales force was as follows:

	March 31, 2025	December 31, 2024
Life-licensed independent sales representatives, at period end	152,167	151,611

The number of life-licensed independent sales representatives increased modestly as of March 31, 2025 compared to December 31, 2024 as agent licensing activity slightly outpaced agent non-renewals during the first quarter of 2025.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24), were as follows:

	Three months ended March 31,
	2025	2024
Average number of life-licensed independent sales representatives	151,732	141,855
Number of new policies issued	86,415	86,587
Average monthly rate of new policies issued per life-licensed independent sales representative	0.19	0.20

The average number of life-licensed independent sales representatives increased for the three months ended March 31, 2025 from the same period in 2024 as a result of strong recruiting and licensing activity in 2024 that drove growth in the size of the independent sales force.

New policies issued was generally consistent during the three months ended March 31, 2025 and 2024.

Productivity in the three months ended March 31, 2025, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was slightly below our historical range and a slight decrease from the same period in 2024. Economic uncertainties in 2025 along with the continued cost of living pressures appear to be contributing factors to the decline in productivity.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$953,583		$944,609
Net change in face amount:
Issued face amount	28,455	3%	28,725	3%
Terminations	(24,980)	(3)%	(23,323)	(2)%
Foreign currency	(77)	*	(2,911)	*
Net change in face amount	3,398	*	2,491	*
Face amount in-force, end of period	$956,981		$947,100

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three months ended March 31, 2025 as the face amount issued continued to exceed the face amount terminated. Issued face amount was generally consistent during the two periods. Policy terminations increased year-over-year but were relatively consistent when measured as a percentage of beginning face amount in-force. A stronger U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in-force in the 2024 period and had an insignificant impact in the 2025 period.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,318	$1,162	$156	13%
Canada retail mutual funds - with up-front sales commissions	221	180	41	23%
Annuities and other	1,110	837	273	33%
Total sales-based revenue generating product sales	2,649	2,179	470	22%
Managed investments	596	371	225	61%
Canada retail mutual funds - no up-front sales commissions	296	197	99	50%
Segregated funds	18	23	(5)	(22)%
Total product sales	$3,559	$2,770	$789	28%

The rollforward of asset values in client accounts were as follows:

	Three months ended March 31,
	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$112,082		$96,735
Net change in asset values:
Inflows	3,559	3%	2,770	3%
Redemptions	(2,721)	(2)%	(2,497)	(3)%
Net flows	838	*	273	*
Change in fair value, net	(3,000)	(3)%	6,724	7%
Foreign currency, net	(12)	*	(392)	*
Net change in asset values	(2,174)	(2)%	6,605	7%
Asset values, end of period	$109,908		$103,340

* Less than 1%.

Average client asset values were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$54,649	$49,013	$5,636	11%
Canada retail mutual funds	14,555	12,850	1,705	13%
Annuities and other	30,089	26,489	3,600	14%
Managed investments	11,537	8,806	2,731	31%
Segregated funds	2,189	2,344	(155)	(7)%
Total average client asset values	$113,019	$99,502	$13,517	14%

Average number of fee-generating positions were as follows:

	Three months ended March 31,		Change
	2025	2024	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,419	2,359	60	3%
Recordkeeping only	885	847	38	4%
Total average number of fee-generating positions	3,304	3,206	98	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2025

Product sales. Investment and savings product sales increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to continued positive investor sentiment that followed strong equity market performance in 2023 and 2024. In particular, variable annuity product sales continued to lead the growth in sales as the guarantees offered by these products became more appealing to investors given strong equity market performance and elevated interest rates leading up to 2025. The increase in product sales for managed investments resulted from continued strength in investor demand for these products as well as the expansion of investment strategies offered on our platform.

Rollforward of client asset values. Ending client asset values decreased during the three months ended March 31, 2025 compared to an increase during the three months ended March 31, 2024 primarily due to the difference in equity market performance during each respective period.

Average client asset values. Average client asset values were higher for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by the cumulative effect of strong market performance and net client inflows in 2024.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Regulatory Changes.

Restrictions on compensation models in Canada. In response to regulatory changes in Canada by the Canadian Securities Administrators (“CSA,” the provincial and territorial securities commissions), we developed a set of mutual fund products with two third-party mutual fund companies that are sold exclusively by the independent sales representatives (the “Principal Distributor funds”). The revenue we receive is primarily in the form of asset-based distribution fees from the mutual fund companies and asset-based service fees that are charged to investors. In turn, the primary compensation we offer independent sales representatives is the option of an up-front sales commission or higher asset-based commissions over time. Although we received the requisite approval, the CSA indicated to us at the time of such approval that the CSA would be closely examining the Principal Distributor funds model. The CSA launched a public consultation on the model and related sales practices. In response to its public consultation, the CSA may consider future amendments that would require modifications to our Principal Distributor model, including with respect to its up-front commission features paid to independent sales representatives. At this time, we cannot quantify the financial impact, if any, of future changes to our business that may be necessary if our Principal Distributor funds model is required to be modified or discontinued.

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

Actuarial assumptions. The actuarial assumptions that underlie our reserves are based upon our best estimates of mortality, persistency, disability, and interest rates. Our results will be affected to the extent there is a variance between our actuarial assumptions and actual experience. These variances will be reflected in our financial results by unlocking assumptions and cash flows underlying the liability for future policy benefits (“LFPB”) and ceded reserves that are part of the reinsurance recoverables. See Note 11 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on LFPB. The variances are also reflected in the projection of future face amount that is the basis for amortizing deferred policy acquisition costs (“DAC”).

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

The effect of our reinsurance arrangements on ceded premiums and benefits and expenses on our unaudited condensed consolidated statements of income follows:

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

We may alter our reinsurance practices at any time due to the unavailability of YRT reinsurance at attractive rates or the availability of alternatives to reduce our risk exposure. We intend to continue ceding approximately 90% of our mortality risk on new business.

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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees on assets in managed investments. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and management fees on our legacy segregated funds product offerings. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and, as a result, the revenue we earn on those assets.

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

Sales mix. While our investment and savings products all provide similar long-term economic returns to the Company, our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•
sales of annuity products in the United States will generate higher revenues in the period when such sales occur than sales of other investment products that either generate lower up-front revenues or, in the case of managed investments, no up-front revenues;

•
sales of a higher proportion of managed investments and Canadian mutual funds will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning up-front revenues based on product sales; and
•
sales of a higher proportion of mutual fund products sold in the United States will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

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

The Corporate and Other Distributed Products segment also includes corporate income and expenses not allocated to our other segments, general and administrative expenses (other than expenses that are allocated to the Term Life Insurance and Investment and Savings Products segments), interest expense on note payable, a redundant reserve financing transaction and our revolving credit facility (“Revolving Credit Facility”), as well as recognized gains and losses on our invested asset portfolio.

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See our condensed consolidated balance sheets and Note 12 (Stockholders’ Equity) and Note 15 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on changes in our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries, and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk and Note 4 (Segment and Geographical Information) to our consolidated financial statements included in our 2024 Annual Report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2024 Annual Report. The most significant items in our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$858,845	$841,047	$17,798	2%
Ceded premiums	(410,521)	(409,764)	757	*
Net premiums	448,324	431,283	17,041	4%
Commissions and fees	296,957	248,944	48,013	19%
Investment income net of investment expenses	56,340	53,591	2,749	5%
Interest expense on surplus note	(14,669)	(15,785)	(1,116)	(7)%
Net investment income	41,671	37,806	3,865	10%
Realized investment gains (losses)	(82)	7	(89)	*
Other investment gains (losses)	839	1,298	(459)	*
Investment gains (losses)	757	1,305	(548)	*
Other, net	17,134	16,612	522	3%
Total revenues	804,843	735,950	68,893	9%

Benefits and expenses:
Benefits and claims	174,862	166,321	8,541	5%
Future policy benefits remeasurement (gain) loss	(3,273)	55	(3,328)	*
Amortization of DAC	78,550	72,049	6,501	9%
Sales commissions	158,118	131,138	26,980	21%
Insurance expenses	64,805	63,149	1,656	3%
Insurance commissions	6,124	9,634	(3,510)	(36)%
Interest expense	6,004	6,771	(767)	(11)%
Other operating expenses	98,338	93,444	4,894	5%
Total benefits and expenses	583,528	542,561	40,967	8%
Income from continuing operations before income taxes	221,315	193,389	27,926	14%
Income taxes	52,264	44,975	7,289	16%
Income from continuing operations	169,051	148,414	20,637	14%
Loss from discontinued operations, net of income taxes	-	(10,510)	(10,510)	*
Net income	$169,051	$137,904	$31,147	23%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2025

Total revenues. Total revenues increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment, net premiums earned in our Term Life Insurance segment, and net investment income earned in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 largely due to higher sales commissions and other operating expenses in our Investment and Savings Products segment. Also contributing to the year-over-year increase are higher benefits and claims (net of remeasurement (gain) loss) and amortization of DAC in our Term Life Insurance segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. The effective income tax rate of 23.6% for the three months ended March 31, 2025 was largely consistent with the comparable effective income tax rate from continuing operations of 23.3% for the three months ended March 31, 2024.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations in the 2024 period. Refer to Note 2 (Discontinued Operations) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$854,430	$836,322	$18,108	2%
Ceded premiums	(409,334)	(408,559)	775	*
Net premiums	445,096	427,763	17,333	4%
Other, net	12,745	12,649	96	*
Total revenues	457,841	440,412	17,429	4%
Benefits and expenses:
Benefits and claims	171,243	163,847	7,396	5%
Future policy benefits remeasurement (gain) loss	(3,402)	(319)	(3,083)	*
Amortization of DAC	76,921	70,491	6,430	9%
Insurance expenses	63,645	61,979	1,666	3%
Insurance commissions	2,649	6,047	(3,398)	(56)%
Total benefits and expenses	311,056	302,045	9,011	3%
Income from continuing operations before income taxes	$146,785	$138,367	$8,418	6%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2025

Net premiums. Direct premiums increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by a slight increase in ceded premiums, which includes $6.7 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $5.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the 2025 period were higher compared to the same period in 2024 and in line with the growth in the in-force book of business.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 and represents differences in experience variances that occurred in each period. The remeasurement adjustment recognized in each period was not significant relative to the total benefits and claims recognized in each period. Refer to Note 11 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. The amortization of DAC increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to higher costs resulting primarily from growth in the business.

Insurance commissions. Insurance commissions decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a small change in the portion of commissions deferred that was made beginning in the second quarter of 2024.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$111,270	$88,746	$22,524	25%
Asset-based revenues	152,014	128,532	23,482	18%
Account-based revenues	24,195	23,180	1,015	4%
Other, net	3,333	3,258	75	2%
Total revenues	290,812	243,716	47,096	19%
Expenses:
Amortization of DAC	1,337	1,201	136	11%
Insurance commissions	3,277	3,400	(123)	(4)%
Sales commissions:
Sales-based	77,267	62,814	14,453	23%
Asset-based	76,246	64,208	12,038	19%
Other operating expenses	51,414	46,531	4,883	10%
Total expenses	209,541	178,154	31,387	18%
Income from continuing operations before income taxes	$81,271	$65,562	$15,709	24%

Results for the Three Months Ended March 31, 2025

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by higher sales-based and asset-based revenues. The increase in sales-based revenue was largely the result of higher product sales for variable annuities and U.S. mutual funds. Higher asset-based revenues were driven by an increase in average client assets in the 2025 period compared to the same period in 2024 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed investments and Canadian mutual funds sold under the principal distributor model.

Sales commissions. The increase in sales-based commissions for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was generally in line with the increases in sales-based revenues. The increase in asset-based commissions for the three months ended March 31, 2025 compared to the same period in 2024 was relatively consistent with the movement in asset-based revenues.

Other operating expenses. Other operating expenses for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to higher growth-related costs and investments in technology.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,415	$4,725	$(310)	(7)%
Ceded premiums	(1,187)	(1,205)	(18)	(1)%
Net premiums	3,228	3,520	(292)	(8)%
Commissions and fees	9,478	8,486	992	12%
Investment income net of investment expenses	56,340	53,591	2,749	5%
Interest expense on surplus note	(14,669)	(15,785)	(1,116)	(7)%
Net investment income	41,671	37,806	3,865	10%
Realized investment gains (losses)	(82)	7	(89)	*
Other investment gains (losses)	839	1,298	(459)	*
Investment gains (losses)	757	1,305	(548)	*
Other, net	1,056	705	351	50%
Total revenues	56,190	51,822	4,368	8%
Benefits and expenses:
Benefits and claims	3,619	2,474	1,145	46%
Future policy benefits remeasurement (gain) loss	129	374	(245)	*
Amortization of DAC	292	357	(65)	(18)%
Insurance expenses	1,160	1,170	(10)	*
Insurance commissions	198	187	11	6%
Sales commissions	4,605	4,116	489	12%
Interest expense	6,004	6,771	(767)	(11)%
Other operating expenses	46,924	46,913	11	*
Total benefits and expenses	62,931	62,362	569	*
Income (loss) from continuing operations before income taxes	$(6,741)	$(10,540)	$(3,799)	*

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2025

Total revenues. Total revenues increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher net investment income. Net investment income increased primarily due to growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2024 Annual Report and Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses was generally consistent during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2025, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. For more information on the LLC Note, see Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	March 31, 2025	December 31, 2024
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.1 years	5.1 years
Average book yield of our fixed-maturity portfolio	4.21%	4.14%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	March 31, 2025		December 31, 2024
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$618,015	19%	$615,348	20%
AA	442,642	14%	414,052	13%
A	795,928	24%	770,616	24%
BBB	1,353,400	42%	1,315,973	42%
Below investment grade	35,900	1%	36,548	1%
Not rated	2,963	*	2,957	*
Total	$3,248,848	100%	$3,155,494	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	March 31, 2025
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Province of Ontario Canada	$15,182	$15,118	$64	A+
Government of Canada	14,825	15,215	(390)	AAA
Province of Alberta Canada	14,522	14,857	(335)	AA-
Sempra	14,154	15,290	(1,136)	BBB+
Province of Quebec Canada	13,700	13,723	(23)	AA-
Realty Income Corp	13,431	13,999	(568)	A-
Ontario Teachers’ Pension Plan	13,383	14,104	(721)	AA+
Deutsche Telekom AG	12,823	12,797	26	A-
Berkshire Hathaway Inc	12,669	12,555	114	AA
Province of New Brunswick Canada	12,641	12,767	(126)	A+
Total – ten largest holdings	$137,330	$140,425	$(3,095)
Total – fixed-maturity securities	$3,079,495	$3,248,848
Percent of total fixed-maturity securities	4%	4%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of March 31, 2025, the Parent Company had cash and invested assets of $407.0 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2025	2024	$
	(In thousands)
Net cash provided by (used in) operating activities	$197,466	$210,898	$(13,432)
Net cash provided by (used in) investing activities	(98,752)	(86,288)	(12,464)
Net cash provided by (used in) financing activities	(161,440)	(142,890)	(18,550)
Effect of foreign exchange rate changes on cash	(23)	(1,469)	1,446
Change in cash and cash equivalents	$(62,749)	$(19,749)	$(43,000)

Operating Activities. Cash flows provided by operating activities decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to timing differences for income tax remittances, maturities of trading securities, and payments of operating expenses, partially offset by higher cash inflows from Term Life Insurance segment net premiums and Investment and Savings Products segment income.

Investing Activities. Cash flows used in investing activities increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio as well as an overall increase in the size of the portfolio given the increase in our Term Life insurance in force.

Financing Activities. Cash flows used in financing activities increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the increase in the size of our share repurchase program and higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of March 31, 2025, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of March 31, 2025, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective dates. See Note 5 (Investments), Note 12 (Debt) and Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements in our 2024 Annual Report for more information on the Vidalia Re Redundant Reserve Financing Transaction.

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of March 31, 2025. No events of default occurred during the three months ended March 31, 2025.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2024.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2024 Annual Report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2025.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2025, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2025.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2024 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2024. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in legal disputes, regulatory inquiries and arbitration proceedings in the normal course of business. Additional information regarding certain legal proceedings to which we are a party is described under “Contingent Liabilities” in Note 15 (Commitments and Contingent Liabilities) to our unaudited condensed consolidated financial statements included elsewhere in this report, and such information is incorporated herein by reference. As of the date of this report, we do not believe any pending legal proceeding to which Primerica, Inc. or any of its subsidiaries is a party is required to be disclosed pursuant to this item.

ITEM 1A. RISK FACTORS.

The Risk Factors contained in our 2024 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2025, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2025	133,718	$284.16	133,718	$412,003,329
February 1- 28, 2025	133,032	285.56	133,032	374,014,541
March 1 - 31, 2025	176,783	285.99	146,920	332,017,789
Total	443,533	$285.31	413,670	$332,017,789

(1)
Consists of repurchases of (a) 29,863 shares of common stock at an average price of $286.72 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 14, 2024, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $450.0 million of our outstanding common stock from November 14, 2024 through December 31, 2025.

For information regarding year-to-date share repurchases, refer to Note 12 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except for the following:

•
On March 14, 2025, Glenn Williams, the Company’s Chief Executive Officer, adopted a trading arrangement that provides for the sale of an aggregate of up to 10,000 shares of the Company’s common stock between June 13, 2025 and February 24, 2026.

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

Primerica, Inc.

May 8, 2025	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)