Form 10-Q
period 2025-06-30
Primerica, Inc.
filed 2025-08-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 32,391,333 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets – Unaudited

	June 30, 2025	December 31, 2024
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,254,701 in 2025 and $3,152,483 in 2024)	$3,096,708	$2,946,126
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,225,532 in 2025 and $1,227,428 in 2024)	1,258,800	1,303,880
Equity securities, at fair value (historical cost: $20,385 in 2025 and $22,935 in 2024)	24,867	27,144
Trading securities, at fair value (cost: $3,431 in 2025 and $3,562 in 2024)	2,969	3,011
Policy loans and other invested assets	52,955	50,881
Total investments	4,436,299	4,331,042
Cash and cash equivalents	621,198	687,821
Accrued investment income	29,247	28,100
Reinsurance recoverables	2,698,144	2,744,165
Deferred policy acquisition costs, net	3,817,119	3,680,430
Agent balances, due premiums and other receivables	300,498	282,607
Intangible asset	45,275	45,275
Income taxes	131,807	122,664
Operating lease right-of-use assets	44,149	47,023
Other assets	387,605	403,608
Separate account assets	2,318,492	2,209,287
Total assets	$14,829,833	$14,582,022

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,719,044	$6,503,064
Unearned and advance premiums	16,917	15,606
Policy claims and other benefits payable	507,553	488,350
Other policyholders’ funds	382,089	402,323
Note payable	594,913	594,512
Surplus note	1,258,508	1,303,556
Income taxes	65,537	115,611
Operating lease liabilities	52,323	55,478
Other liabilities	523,517	549,160
Payable under securities lending	83,425	86,034
Separate account liabilities	2,318,492	2,209,287
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,522,318	12,322,981
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2025 and 2024; issued and outstanding 32,545 shares in 2025 and 33,368 shares in 2024)	326	334
Paid-in capital	-	-
Retained earnings	2,270,995	2,231,483
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	174,626	224,833
Unrealized foreign currency translation gains (losses)	(13,803)	(34,767)
Net unrealized investment gains (losses) on available-for-sale securities	(124,629)	(162,842)
Total stockholders’ equity	2,307,515	2,259,041
Total liabilities and stockholders’ equity	$14,829,833	$14,582,022

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$866,254	$845,358	$1,725,099	$1,686,404
Ceded premiums	(433,408)	(427,561)	(843,930)	(837,325)
Net premiums	432,846	417,797	881,169	849,079
Commissions and fees	306,032	268,193	602,988	517,138
Investment income net of investment expenses	55,549	54,111	111,888	107,702
Interest expense on surplus note	(14,621)	(15,659)	(29,289)	(31,444)
Net investment income	40,928	38,452	82,599	76,258
Realized investment gains (losses)	(2,338)	565	(2,421)	572
Other investment gains (losses)	(528)	(664)	312	634
Investment gains (losses)	(2,866)	(99)	(2,109)	1,206
Other, net	16,394	66,612	33,530	83,223
Total revenues	793,334	790,955	1,598,177	1,526,904

Benefits and expenses:
Benefits and claims	152,494	150,030	327,355	316,351
Future policy benefits remeasurement (gain) loss	(5,895)	(4,329)	(9,168)	(4,275)
Amortization of deferred policy acquisition costs	80,043	73,643	158,592	145,692
Sales commissions	166,291	142,154	324,409	273,292
Insurance expenses	64,362	62,685	129,168	125,834
Insurance commissions	5,751	7,399	11,875	17,033
Interest expense	6,000	6,099	12,005	12,870
Other operating expenses	89,791	80,505	188,129	173,950
Total benefits and expenses	558,837	518,186	1,142,365	1,060,747
Income from continuing operations before income taxes	234,497	272,769	455,812	466,157
Income taxes from continuing operations	56,153	63,467	108,417	108,442
Income from continuing operations	178,344	209,302	347,395	357,715
Loss from discontinued operations, net of income taxes	-	(208,131)	-	(218,641)
Net income	$178,344	$1,171	$347,395	$139,074

Basic earnings per share:
Continuing operations	$5.41	$6.08	$10.47	$10.30
Discontinued operations	-	(6.05)	-	(6.30)
Basic earnings per share	$5.41	$0.03	$10.47	$4.00

Diluted earnings per share:
Continuing operations	$5.40	$6.07	$10.45	$10.28
Discontinued operations	-	(6.04)	-	(6.29)
Diluted earnings per share	$5.40	$0.03	$10.45	$3.99

Weighted-average shares used in computing earnings per share:
Basic	32,870	34,383	33,080	34,633
Diluted	32,911	34,440	33,126	34,688

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$178,344	$1,171	$347,395	$139,074
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	9,794	(6,756)	46,719	(21,602)
Reclassification adjustment for investment (gains) losses included in net income	1,566	(565)	1,645	(572)
Effect of change in discount rate assumptions on the liability for future policy benefits	4,406	137,798	(63,047)	305,884
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	21,388	(3,817)	20,964	(13,272)
Total other comprehensive income (loss) before income taxes	37,154	126,660	6,281	270,438
Income tax expense (benefit) related to items of other comprehensive income (loss)	3,604	27,697	(2,689)	60,521
Other comprehensive income (loss), net of income taxes	33,550	98,963	8,970	209,917
Total comprehensive income (loss)	$211,894	$100,134	$356,365	$348,991

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$331	$346	$334	$350
Repurchases of common stock	(5)	(6)	(9)	(11)
Net issuance of common stock	-	-	1	1
Balance, end of period	326	340	326	340

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	3,804	5,690	19,055	20,502
Net issuance of common stock	-	-	(1)	(1)
Repurchases of common stock	(3,804)	(5,690)	(19,054)	(20,501)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,253,434	2,285,937	2,231,483	2,276,946
Net income	178,344	1,171	347,395	139,074
Dividends	(34,209)	(25,836)	(68,945)	(52,091)
Repurchases of common stock	(126,574)	(138,440)	(238,938)	(241,097)
Balance, end of period	2,270,995	2,122,832	2,270,995	2,122,832

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	2,644	(100,375)	27,224	(211,329)
Effect of change in discount rate assumptions on the liability for future policy benefits	3,028	108,587	(50,207)	240,527
Change in foreign currency translation adjustment	21,388	(3,817)	20,964	(13,272)
Change in net unrealized investment gains (losses) during the period	9,134	(5,807)	38,213	(17,338)
Balance, end of period	36,194	(1,412)	36,194	(1,412)

Total stockholders’ equity	$2,307,515	$2,121,760	$2,307,515	$2,121,760

Dividends declared per share	$1.04	$0.75	$2.08	$1.50

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$347,395	$139,074
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	93,709	27,932
Deferral of policy acquisition costs	(275,342)	(271,170)
Amortization of deferred policy acquisition costs	158,592	145,692
Change in income taxes	(49,947)	(59,157)
Investment (gains) losses	2,109	(1,206)
Accretion and amortization of investments	(1,579)	(1,863)
Depreciation and amortization	10,024	14,483
Change in reinsurance recoverables	88,798	110,508
Change in agent balances, due premiums and other receivables	(12,825)	(14,793)
Change in renewal commissions receivable	1,265	19,237
Trading securities sold, matured, or called (acquired), net	123	15,160
Share-based compensation	15,477	15,668
Impairment of goodwill and other long-lived assets	-	253,607
Gain on insurance proceeds received from acquisition representation and warranty policy	-	(50,000)
Change in other operating assets and liabilities, net	(17,757)	41,010
Net cash provided by (used in) operating activities	360,042	384,182

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	1,329	1,382
Fixed-maturity securities — matured or called	235,712	215,444
Short-term investments — matured or called	-	268
Equity securities — sold	26	-
Equity securities — matured or called	1,829	4,272
Available-for-sale investments acquired:
Fixed-maturity securities	(326,997)	(315,271)
Equity securities — acquired	(112)	-
Purchases of property and equipment and other investing activities, net	(12,258)	(12,604)
Cash collateral received (returned) on loaned securities, net	(2,609)	(8,789)
Sales (purchases) of short-term investments using securities lending collateral, net	2,609	8,789
Insurance proceeds received from acquisition representation and warranty policy	-	50,000
Net cash provided by (used in) investing activities	(100,471)	(56,509)

Cash flows from financing activities:
Dividends paid	(68,945)	(52,091)
Common stock repurchased	(251,008)	(251,821)
Tax withholdings on share-based compensation	(8,655)	(7,491)
Finance leases	(137)	(130)
Net cash provided by (used in) financing activities	(328,745)	(311,533)
Effect of foreign exchange rate changes on cash	2,551	(1,996)
Change in cash and cash equivalents	(66,623)	14,144
Cash and cash equivalents, beginning of period	687,821	613,148
Cash and cash equivalents, end of period	$621,198	$627,292

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2025 and December 31, 2024, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

The Company determined that the disposal represented a strategic shift that would have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board of Directors (“Board”) and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business have been reported in discontinued operations for all periods presented in our unaudited condensed consolidated statements of income. We had no assets or liabilities remaining from the Senior Health business on our unaudited condensed consolidated balance sheets as of June 30, 2025 or December 31, 2024. Prior year Senior Health-related balances in the notes to the unaudited condensed consolidated financial statements have been restated to remove balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.0 million in the second half of 2024, which was comprised of the $95.8 million write-off of e-TeleQuote’s assets and liabilities as of the abandonment date and the recognition of a $97.8 million income tax benefit. The federal income tax benefit remaining to be utilized was $15.9 million and $31.8 million as of June 30, 2025 and December 31, 2024, respectively.

The major classes of line items constituting discontinued operations in the accompanying unaudited condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Commissions and fees	$-	$11,576	$-	$17,652
Other, net	-	844	-	1,648
Total revenues	-	12,420	-	19,300
Expenses:
Contract acquisition costs	-	15,724	-	29,257
Impairment of goodwill and other long-lived assets	-	253,607	-	253,607
Other operating expenses	-	8,061	-	15,561
Total expenses	-	277,392	-	298,425
Loss before income taxes	-	(264,972)	-	(279,125)
Income tax benefit	-	56,841	-	60,484
Loss from discontinued operations, net of income taxes	$-	$(208,131)	$-	$(218,641)

Total operating and investing cash flows of the discontinued operations were as follows, which excludes the Company’s use of $15.9 million of the total income tax benefit recognized on disposal to offset federal income tax payments during the six months ended June 30, 2025:

	Six months ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$-	$5,049
Net cash provided by (used in) investing activities	$-	$(53)

(3) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$21,388	$(3,817)	$20,964	$(13,272)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$21,388	$(3,817)	$20,964	$(13,272)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$9,794	$(6,756)	$46,719	$(21,602)
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	1,897	(1,395)	9,806	(4,716)
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	7,897	(5,361)	36,913	(16,886)

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	1,566	(565)	1,645	(572)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	329	(119)	345	(120)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	1,237	(446)	1,300	(452)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$9,134	$(5,807)	$38,213	$(17,338)
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$4,406	$137,798	$(63,047)	$305,884
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	1,378	29,211	(12,840)	65,357
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$3,028	$108,587	$(50,207)	$240,527

(4) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2024 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment:
Total revenues	$441,834	$426,944	$899,676	$867,357
Benefits and expenses:
Benefits and claims	148,725	146,268	319,968	310,115
Future policy benefits remeasurement (gain) loss	(5,743)	(4,280)	(9,145)	(4,600)
Amortization of DAC	78,386	71,916	155,308	142,407
Insurance expenses	63,216	61,476	126,861	123,454
Insurance commissions	2,238	3,785	4,887	9,833
Total benefits and expenses	286,822	279,165	597,879	581,209
Income before income taxes	$155,012	$147,779	$301,797	$286,148

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Investment and Savings Products segment:
Total revenues	$298,298	$260,906	$589,109	$504,622
Expenses:
Amortization of DAC	1,368	1,478	2,705	2,679
Insurance commissions	3,468	3,343	6,745	6,743
Sales commissions:
Sales-based	82,935	70,509	160,202	133,322
Asset-based	78,010	66,525	154,256	130,733
Other operating expenses:
Fees based on client asset values	11,404	9,548	22,319	18,890
Fees based on fee-generating positions	11,015	10,483	23,425	21,909
Other expenses	30,677	24,238	58,766	50,001
Total expenses	218,877	186,124	428,418	364,277
Income before income taxes	$79,421	$74,782	$160,691	$140,345

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$53,202	$103,105	$109,392	$154,925
Benefits and expenses:
Benefits and claims	3,769	3,762	7,387	6,236
Future policy benefits remeasurement (gain) loss	(152)	(49)	(23)	325
Amortization of DAC	289	249	579	606
Insurance expenses	1,146	1,209	2,307	2,380
Insurance commissions	45	271	243	457
Sales commissions	5,346	5,120	9,951	9,237
Interest expense	6,000	6,099	12,005	12,870
Other operating expenses	36,695	36,236	83,619	83,150
Total benefits and expenses	53,138	52,897	116,068	115,261
Income (loss) before income taxes	$64	$50,208	$(6,676)	$39,664

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income from continuing operations before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Term Life Insurance segment	$441,834	$426,944	$899,676	$867,357
Investment and Savings Products segment	298,298	260,906	589,109	504,622
Corporate and Other Distributed Products segment	53,202	103,105	109,392	154,925
Total revenues	$793,334	$790,955	$1,598,177	$1,526,904

Income (loss) from continuing operations before income taxes:
Term Life Insurance segment	$155,012	$147,779	$301,797	$286,148
Investment and Savings Products segment	79,421	74,782	160,691	140,345
Corporate and Other Distributed Products segment	64	50,208	(6,676)	39,664
Total income from continuing operations before income taxes	$234,497	$272,769	$455,812	$466,157

In April 2024, the Company executed agreements providing for the receipt of proceeds from certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company recognized a gain during the second quarter of 2024 of $50.0 million, which is equal to the aggregate proceeds received in May 2024 from the third-party insurers under the policy, reflecting the full coverage under the policy. The Company recognized this gain in Corporate and Other Distributed

Products segment revenues as it resulted from a corporate investment decision to purchase the insurance policy. On a consolidated basis, this gain is included in Other, net revenue in the accompanying unaudited condensed consolidated statements of income during the three and six months ended June 30, 2024.

The Company recorded corporate restructuring charges of $0.8 million in the second quarter of 2024 associated with the decision to exit the Senior Health business, which are included in the Corporate and Other Distributed Products segment's Other operating expenses.

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

(5) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,817	$57	$(205)	$9,669
Foreign government	186,815	1,700	(6,079)	182,436
States and political subdivisions	126,677	100	(13,977)	112,800
Corporates	1,990,113	19,854	(90,960)	1,919,007
Residential mortgage-backed securities	628,760	2,219	(58,313)	572,666
Commercial mortgage-backed securities	106,388	101	(8,940)	97,549
Other asset-backed securities	206,131	1,252	(4,802)	202,581
Total fixed-maturity securities	$3,254,701	$25,283	$(183,276)	$3,096,708

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,822	$7	$(326)	$9,503
Foreign government	171,033	1,597	(6,206)	166,424
States and political subdivisions	128,359	96	(14,886)	113,569
Corporates	1,929,350	11,853	(116,095)	1,825,108
Residential mortgage-backed securities	552,611	536	(66,590)	486,557
Commercial mortgage-backed securities	110,426	87	(11,068)	99,445
Other asset-backed securities	250,882	1,396	(6,758)	245,520
Total fixed-maturity securities	$3,152,483	$15,572	$(221,929)	$2,946,126

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of June 30, 2025 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$204,229	$203,755
Due after one year through five years	804,733	795,769
Due after five years through 10 years	750,594	711,116
Due after 10 years	553,866	513,272
	2,313,422	2,223,912
Mortgage- and asset-backed securities	941,279	872,796
Total AFS fixed-maturity securities	$3,254,701	$3,096,708

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best was A+ as of June 30, 2025.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2025, the LLC Note had an estimated unrealized holding loss of $33.3 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of June 30, 2025 and December 31, 2024, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.1 million and $8.0 million as of June 30, 2025 and December 31, 2024, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $83.4 million and $86.0 million as of June 30, 2025 and December 31, 2024, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Fixed-maturity securities (available-for-sale)	$34,346	$30,618	$67,859	$60,554
Fixed-maturity security (held-to-maturity)	14,621	15,659	29,289	31,444
Equity securities	315	323	630	712
Policy loans and other invested assets	482	543	1,514	1,005
Cash, cash equivalents and short-term investments	5,959	6,640	12,478	13,621
Total return on deposit asset underlying 10% coinsurance agreement (1)	1,918	2,400	4,306	4,574
Gross investment income	57,641	56,183	116,076	111,910
Investment expenses	(2,092)	(2,072)	(4,188)	(4,208)
Investment income net of investment expenses	55,549	54,111	111,888	107,702
Interest expense on surplus note	(14,621)	(15,659)	(29,289)	(31,444)
Net investment income	$40,928	$38,452	$82,599	$76,258

(1)
Includes $0.2 million and $0.7 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2025, respectively. Includes $0.2 million and $0.1 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2024, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$410	$673	$428	$680
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(1,976)	(108)	(2,073)	(108)
Gross losses from sales, maturities and calls of equity securities	(772)	-	(776)	-
Net realized investment gains (losses):	(2,338)	565	(2,421)	572
Other investment gains (losses):
Market gains (losses) recognized in net income during the period on equity securities	(602)	(675)	226	620
Gains (losses) from equity method investments	60	-	60	-
Gains (losses) from bifurcated options	10	3	15	(1)
Gains (losses) on trading securities	4	8	11	15
Other investment gains (losses):	(528)	(664)	312	634
Investment gains (losses)	$(2,866)	$(99)	$(2,109)	$1,206

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Proceeds from sales or other redemptions	$137,000	$130,676	$237,041	$217,094

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2025 and December 31, 2024, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,780	$(205)
Foreign government	35,523	(713)	71,247	(5,366)
States and political subdivisions	9,197	(412)	98,178	(13,565)
Corporates	301,840	(8,309)	917,117	(82,651)
Residential mortgage-backed securities	85,725	(993)	318,434	(57,320)
Commercial mortgage-backed securities	5,920	(17)	85,058	(8,923)
Other asset-backed securities	12,164	(62)	106,752	(4,740)
Total fixed-maturity securities	$450,369	$(10,506)	$1,602,566	$(172,770)

	December 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,529	$(19)	$5,660	$(307)
Foreign government	15,044	(139)	83,923	(6,067)
States and political subdivisions	9,933	(350)	99,389	(14,536)
Corporates	398,232	(9,422)	1,000,264	(106,673)
Residential mortgage-backed securities	106,276	(2,605)	327,850	(63,985)
Commercial mortgage-backed securities	2,005	(1)	89,876	(11,067)
Other asset-backed securities	15,086	(81)	114,077	(6,677)
Total fixed-maturity securities	$550,105	$(12,617)	$1,721,039	$(209,312)

The amortized cost of AFS securities with a cost basis in excess of their fair values was $2,236.2 million and $2,493.1 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, no allowance for credit losses was recorded for AFS securities. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We did not recognize any credit losses on AFS securities for the three and six months ended June 30, 2025 and 2024 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of June 30, 2025 and December 31, 2024. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,669	$-	$9,669
Foreign government	-	182,436	-	182,436
States and political subdivisions	-	112,800	-	112,800
Corporates	3,720	1,915,287	-	1,919,007
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	572,666	-	572,666
Commercial mortgage-backed securities	-	97,549	-	97,549
Other asset-backed securities	-	202,581	-	202,581
Total available-for-sale fixed-maturity securities	3,720	3,092,988	-	3,096,708
Equity securities	24,867	-	-	24,867
Trading securities	-	2,969	-	2,969
Cash and cash equivalents	621,198	-	-	621,198
Separate accounts	-	2,318,492	-	2,318,492
Total fair value assets	$649,785	$5,414,449	$-	$6,064,234
Fair value liabilities:
Separate accounts	$-	$2,318,492	$-	$2,318,492
Total fair value liabilities	$-	$2,318,492	$-	$2,318,492

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,503	$-	$9,503
Foreign government	-	166,424	-	166,424
States and political subdivisions	-	113,569	-	113,569
Corporates	3,787	1,821,321	-	1,825,108
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	486,557	-	486,557
Commercial mortgage-backed securities	-	99,445	-	99,445
Other asset-backed securities	-	245,520	-	245,520
Total available-for-sale fixed-maturity securities	3,787	2,942,339	-	2,946,126
Equity securities	24,598	1,003	1,543	27,144
Trading securities	-	3,011	-	3,011
Cash and cash equivalents	687,821	-	-	687,821
Separate accounts	-	2,209,287	-	2,209,287
Total fair value assets	$716,206	$5,155,640	$1,543	$5,873,389
Fair value liabilities:
Separate accounts	$-	$2,209,287	$-	$2,209,287
Total fair value liabilities	$-	$2,209,287	$-	$2,209,287

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2025	2024	2025	2024
	(In thousands)
Level 3 assets, beginning of period	$1,601	$1,631	$1,543	$2,144
Net unrealized gains (losses) included in other comprehensive income (loss)	-	35	-	39
Investment gains (losses) and accretion (amortization) recognized in earnings	(772)	(28)	(714)	(41)
Purchases	-	8,815	-	8,815
Settlements	(829)	-	(829)	-
Transfers out of Level 3	-	-	-	(504)
Level 3 assets, end of period	$-	$10,453	$-	$10,453
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and six months ended June 30, 2025 and 2024.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2025		December 31, 2024
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,096,708	$3,096,708	$2,946,126	$2,946,126
Fixed-maturity security (held-to-maturity) (1)	1,258,800	1,225,532	1,303,880	1,227,428
Equity securities	24,867	24,867	27,144	27,144
Trading securities	2,969	2,969	3,011	3,011
Policy loans (1)	43,727	43,727	40,884	40,884
Deposit asset underlying 10% coinsurance agreement (1)	146,266	146,266	158,913	158,913
Separate accounts	2,318,492	2,318,492	2,209,287	2,209,287
Liabilities:
Note payable (2)(3)	$594,913	$530,488	$594,512	$513,862
Surplus note (1)(2)	1,258,508	1,222,148	1,303,556	1,225,708
Separate accounts	2,318,492	2,318,492	2,209,287	2,209,287
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

Details on in-force life insurance were as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Direct life insurance in-force	$970,278,989	$955,610,523
Amounts ceded to other companies	(828,854,218)	(817,825,296)
Net life insurance in-force	$141,424,771	$137,785,227
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2025 were $379.6 million and $732.6 million, respectively, compared to $357.8 million and $714.8 million, respectively, for the three and six months ended June 30, 2024.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	June 30, 2025		December 31, 2024
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1)	$2,049,871	A+	$2,074,945	A+
Munich Re of Malta (1)(2)	214,938	NR	210,822	NR
SCOR Global Life Reinsurance Companies (3)	126,929	A	148,899	A
American Health and Life Insurance Company (1)	124,969	B++	127,601	B++
RGA Reinsurance Company	47,769	A+	44,132	A+
Swiss Re Life & Health America Inc. (4)	47,385	A+	43,826	A+
Korean Reinsurance Company	40,904	A	40,781	A
Munich American Reassurance Company	32,175	A+	36,487	A+
All other reinsurers	14,386	-	17,887	-
Allowance for credit losses	(1,182)		(1,215)
Reinsurance recoverables	$2,698,144		$2,744,165

NR – not rated by A.M. Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of June 30, 2025.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$1,104	$1,048	$1,215	$1,120
Current period (benefit) provision for expected credit losses	78	74	(33)	2
Balance, at the end of period	$1,182	$1,122	$1,182	$1,122

(8) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Six months ended		Year ended
	June 30, 2025		December 31, 2024
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,608,599	$55,303	$3,366,281	$63,029
Capitalization	277,733	1,189	555,162	2,959
Amortization	(155,308)	(2,705)	(291,488)	(5,443)
Foreign exchange translation and other	13,339	3,021	(21,356)	(5,242)
DAC balance, at the end of period	$3,744,363	$56,808	$3,608,599	$55,303

Reconciliation of DAC by product was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$3,744,363	$3,608,599
Segregated Funds (Canada)	56,808	55,303
Other	15,948	16,528
Total DAC, net	$3,817,119	$3,680,430

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the six months ended June 30, 2025 and 2024.

(9) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	June 30, 2025	December 31, 2024
	(In thousands)
Fixed-income securities	$650,070	$708,225
Equity securities	1,579,249	1,490,628
Cash and cash equivalents	97,731	46,764
Due to/from funds	(8,579)	(36,350)
Other	21	20
Total separate account assets	$2,318,492	$2,209,287

The following table represents the balances of and changes in separate account liabilities:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
	(In thousands)
Separate account liabilities balance, beginning of period	$2,209,287	$2,395,842
Premiums, deposits and transfers	92,255	147,995
Surrenders, withdrawals and transfers	(236,057)	(378,126)
Investment performance	163,279	300,545
Management fees and other charges	(29,601)	(57,734)
Foreign exchange translation	119,329	(199,235)
Separate account liabilities balance, end of period	$2,318,492	$2,209,287
Cash surrender value	$2,287,152	$2,173,070

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

(10) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Six months ended June 30,
	2025	2024
	(In thousands)
Policy claims and other benefits payable, beginning of period	$488,350	$513,803
Less reinsured policy claims and other benefits payable	518,210	534,674
Net balance, beginning of period	(29,860)	(20,871)
Incurred related to current year	131,009	129,041
Incurred related to prior years (1)	(448)	(3,565)
Total incurred	130,561	125,476
Claims paid related to current year, net of reinsured policy claims received	(168,712)	(194,113)
Reinsured policy claims received related to prior years, net of claims paid	47,541	40,413
Total paid	(121,171)	(153,700)
Foreign currency translation	305	(334)
Net balance, end of period	(20,165)	(49,429)
Add reinsured policy claims and other benefits payable	527,718	528,202
Balance, end of period	$507,553	$478,773
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

(11) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,854,794	$13,977,353
Balance at original discount rate, beginning of period	14,233,996	14,012,553
Effect of changes in cash flow assumptions	-	(74,233)
Effect of actual variances from expected experience	(221,771)	(373,646)
Adjusted balance, beginning of period	14,012,225	13,564,674
Issuances	931,555	1,884,054
Interest accrual at original discount rate	314,588	608,588
Net premiums collected	(882,397)	(1,733,262)
Foreign currency translation	56,193	(90,058)
Expected net premiums at original discount rate, end of period	14,432,164	14,233,996
Effect of changes in discount rate assumptions	(129,596)	(379,202)
Expected net premiums at then current discount rate, end of period	$14,302,568	$13,854,794

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,155,487	$20,508,435
Balance at original discount rate, beginning of period	20,763,900	20,391,694
Effect of changes in cash flow assumptions	-	(83,975)
Effect of actual variances from expected experience	(231,573)	(386,512)
Adjusted balance, beginning of period	20,532,327	19,921,207
Issuances	937,242	1,892,529
Interest accrual at original discount rate	479,202	929,078
Benefit payments	(948,856)	(1,841,162)
Foreign currency translation	85,479	(137,752)
Expected future policy benefits at original discount rate, end of period	21,085,394	20,763,900
Effect of changes in discount rate assumptions	(266,692)	(608,413)
Expected future policy benefits at then current discount rate, end of period	$20,818,702	$20,155,487

LFPB	$6,516,134	$6,300,693
Less: reinsurance recoverables	2,683,481	2,729,022
Net LFPB, after reinsurance recoverables	$3,832,653	$3,571,671
Weighted-average duration of net LFPB (in years)	8.1	8.0

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$6,516,134	$6,300,693
Other	202,910	202,371
Total	$6,719,044	$6,503,064

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$2,683,481	$2,729,022
Other	14,663	15,143
Total	$2,698,144	$2,744,165

There were no changes to the inputs, judgments, assumptions, or methods used in measuring the LFPB during the three and six months ended June 30, 2025 and 2024.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and six months ended June 30, 2025 and 2024.

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	June 30, 2025		December 31, 2024
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$34,624,556	$20,818,702	$33,966,483	$20,155,489
Expected future gross premiums	$40,073,448	$27,260,908	$39,389,917	$26,414,010

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance
Gross premiums	$861,919	$840,668	$1,716,350	$1,676,989
Interest accretion (expense)	$(82,616)	$(81,252)	$(164,614)	$(158,845)

The weighted-average discount rates were as follows:

	June 30, 2025	December 31, 2024
Term Life Insurance
Original discount rate	4.99%	4.95%
Current discount rate	5.78%	5.69%

There were no changes to the methods used to determine the discount rates during the six months ended June 30, 2025 and the twelve months ended December 31, 2024.

(12) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Six months ended June 30,
	2025	2024
	(In thousands)
Common stock, beginning of period	33,368	34,996
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	109	124
Common stock retired	(932)	(1,126)
Common stock, end of period	32,545	33,994

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2025, we had a total of 208,266 RSUs and director deferred shares outstanding and 44,548 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for discussion of the PSU award structure.

On November 14, 2024, our Board authorized, and the Company announced, a share repurchase program for up to $450.0 million of our outstanding common stock for purchases from November 14, 2024 through December 31, 2025 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 901,663 shares of our common stock in the open market for an aggregate purchase price of $247.1 million through June 30, 2025. Approximately $202.9 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2025.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$178,344	$209,302	$347,395	$357,715
Income attributable to unvested participating securities	(572)	(96)	(1,158)	(1,084)
Income from continuing operations used in calculating basic EPS	$177,772	$209,206	$346,237	$356,631
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(208,131)	$-	$(218,641)
Loss attributable to unvested participating securities	-	-	-	537
Loss from discontinued operations used in calculating basic EPS	$-	$(208,131)	$-	$(218,104)
Denominator:
Weighted-average vested shares	32,870	34,383	33,080	34,633
Basic EPS from continuing operations	$5.41	$6.08	$10.47	$10.30
Basic EPS from discontinued operations	-	(6.05)	-	(6.30)
Basic EPS	$5.41	$0.03	$10.47	$4.00

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$178,344	$209,302	$347,395	$357,715
Income attributable to unvested participating securities	(571)	(96)	(1,156)	(1,083)
Income from continuing operations used in calculating diluted EPS	$177,773	$209,206	$346,239	$356,632
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(208,131)	$-	$(218,641)
Loss attributable to unvested participating securities	-	-	-	536
Loss from discontinued operations used in calculating diluted EPS	$-	$(208,131)	$-	$(218,105)
Denominator:
Weighted-average vested shares	32,870	34,383	33,080	34,633
Dilutive effect of incremental shares to be issued for contingently-issuable shares	41	57	46	55
Weighted-average shares used in calculating diluted EPS	32,911	34,440	33,126	34,688
Diluted EPS from continuing operations	$5.40	$6.07	$10.45	$10.28
Diluted EPS from discontinued operations	-	(6.04)	-	(6.29)
Diluted EPS	$5.40	$0.03	$10.45	$3.99

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

The impact of equity awards granted under the OIP (inclusive of discontinued operations for 2024) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Equity awards expense recognized	$2,226	$3,053	$15,477	$15,668
Equity awards expense deferred	1,577	2,633	3,580	4,832

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

The following table summarizes non-cash share-based compensation expense by segment included in income from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment	$317	$954	$2,221	$3,096
Investment and Savings Products segment	666	715	1,886	1,754
Corporate and Other Distributed Products segment	1,243	1,189	11,370	10,523
Total non-cash share-based compensation expense	$2,226	$2,858	$15,477	$15,373

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,221	$12,624	$24,966	$25,274
Total segment revenues from contracts with customers	12,221	12,624	24,966	25,274
Revenues from sources other than contracts with customers	429,613	414,320	874,710	842,083
Total Term Life Insurance segment revenues	$441,834	$426,944	$899,676	$867,357

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$115,933	$101,177	$227,204	$189,924
Asset-based revenues	141,811	119,411	280,941	234,110
Account-based revenues	24,394	23,740	48,588	46,919
Other, net	3,236	3,224	6,568	6,482
Total segment revenues from contracts with customers	285,374	247,552	563,301	477,435
Revenues from sources other than contracts with customers (segregated funds)	12,924	13,354	25,808	27,187
Total Investment and Savings Products segment revenues	$298,298	$260,906	$589,109	$504,622

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$10,970	$10,511	$20,447	$18,998
Other, net	937	764	1,996	1,467
Total segment revenues from contracts with customers	11,907	11,275	22,443	20,465
Revenues from sources other than contracts with customers	41,295	91,830	86,949	134,460
Total Corporate and Other Distributed Products segment revenues	$53,202	$103,105	$109,392	$154,925

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$57,331	$60,365	$58,079	$61,372
Commissions revenue	5,793	5,864	11,077	10,903
Less: collections	(6,309)	(6,349)	(12,341)	(12,395)
Balance, at the end of period	$56,815	$59,880	$56,815	$59,880

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2024 to June 30, 2025. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2024 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Corporate and Other Distributed Products. The Corporate and Other Distributed Products segment includes net investment income earned on cash, cash equivalents, and our invested asset portfolio. This segment also includes revenues and expenses related to other distributed products, including closed blocks of various insurance products underwritten by NBLIC, prepaid legal services, mortgage originations, and other financial products. These products, except for closed blocks of various insurance products underwritten by NBLIC, are distributed pursuant to distribution arrangements with third-party companies through the independent sales force. Interest expense incurred by the Company is attributed to the Corporate and Other Distributed Products segment.

Business Trends and Conditions

The relative strength and stability of the financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels, inflation, and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, equity market returns and interest rates impact consumer demand for the investment and savings products we distribute. Our customers’ perception of the strength of the capital markets may also influence their decisions to invest in the investment and savings products we distribute. We believe the economic conditions impacting middle-income households underscores their increasing need for our financial education, products and services to assist them in reaching their long-term goals of becoming financially independent.

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

The cumulative impact of inflation in recent years has led to an elevated cost of living for middle-income families. We believe that cost of living pressures have adversely impacted persistency for term life insurance policies. Policy lapse rates of term life insurance products remained above long-term historical levels but have been steady in the aggregate of all policy durations compared to the prior year period. In addition, continued economic uncertainty in 2025 has had an impact on consumer behavior. The continuation of these cost of living pressures as well as economic uncertainty could adversely impact demand for our products.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
New recruits	80,924	96,563	181,791	207,273
New life-licensed independent sales representatives	12,903	14,402	25,242	27,351

The number of new recruits decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024. The decreases are partly driven by the comparison to the 2024 periods, which included exceptionally strong activity in 2024. Recruiting activity in 2025 was comparatively slower than 2024 possibly due to headwinds from economic and government policy uncertainty.

New life-licensed independent sales representatives slightly decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024, likely due to the same factors as the decline in number of new recruits. Despite the year-over-year decline, licensing activity in 2025 has remained strong compared to historical levels.

The size of the life-licensed independent sales force was as follows:

	June 30, 2025	March 31, 2025	December 31, 2024
Life-licensed independent sales representatives, at period end	152,592	152,167	151,611

The number of life-licensed independent sales representatives increased modestly as of June 30, 2025 compared to March 31, 2025 and December 31, 2024 as agent licensing activity slightly outpaced agent non-renewals during the three and six months ended June 30, 2025.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (historically between 0.20 and 0.24), were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average number of life-licensed independent sales representatives	152,508	144,315	152,113	143,117
Number of new policies issued	89,850	100,768	176,265	187,355
Average monthly rate of new policies issued per life-licensed independent sales representative	0.20	0.23	0.19	0.22

The average number of life-licensed independent sales representatives increased for the three and six months ended June 30, 2025 from the same periods in 2024 as a result of the cumulative impact of strong recruiting and licensing activity throughout 2024 that drove higher independent sales force counts in 2025.

New policies issued during the three and six months ended June 30, 2025 decreased compared to the same periods in 2024 possibly due to continued cost of living pressures amid economic and government policy uncertainty.

Productivity in the three and six months ended June 30, 2025, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was at the low end and slightly below our historical range, respectively, and decreased from the same periods in 2024. Economic uncertainties in 2025 along with the continued cost of living pressures appear to be contributing factors to the reduced productivity.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2025	% of beginning balance	2024	% of beginning balance	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$956,981		$947,100		$953,583		$944,609
Net change in face amount:
Issued face amount	30,292	3%	33,155	4%	58,747	6%	61,880	7%
Terminations	(24,795)	(3)%	(28,241)	(3)%	(49,775)	(5)%	(51,564)	(5)%
Foreign currency	5,834	*	(1,134)	*	5,757	*	(4,045)	*
Net change in face amount	11,331	1%	3,780	*	14,729	2%	6,271	*
Face amount in-force, end of period	$968,312		$950,880		$968,312		$950,880

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three and six months ended June 30, 2025 as the face amount issued continued to exceed the face amount terminated. Issued face amount decreased during the three and six months ended June 30, 2025 primarily due to the decrease in the number of new policies issued as discussed above. Policy terminations decreased year-over-year largely due to the timing impact of state insurance department-issued policy lapse restrictions in 2024. During 2025, the strengthening of the Canadian dollar relative to the U.S. dollar contributed to the increases in the face amount in-force, whereas a stronger U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in-force in the 2024 periods.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,244	$1,229	$15	1%	$2,562	$2,391	$171	7%
Canada retail mutual funds - with up-front sales commissions	168	148	20	14%	389	327	62	19%
Annuities and other	1,272	1,039	233	22%	2,382	1,876	506	27%
Total sales-based revenue generating product sales	2,684	2,416	268	11%	5,333	4,594	739	16%
Managed investments	634	456	178	39%	1,231	827	404	49%
Canada retail mutual funds - no up-front sales commissions	219	196	23	12%	515	394	121	31%
Segregated funds	11	15	(4)	(27)%	29	38	(9)	(24)%
Total product sales	$3,548	$3,083	$465	15%	$7,108	$5,853	$1,255	21%

The rollforward of asset values in client accounts were as follows:

	Three months ended June 30,				Six months ended June 30,
	2025	% of beginning balance	2024	% of beginning balance	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$109,908		$103,340		$112,082		$96,735
Net change in asset values:
Inflows	3,548	3%	3,083	3%	7,108	6%	5,853	6%
Redemptions (1)	(3,063)	(3)%	(2,856)	(3)%	(6,081)	(5)%	(5,551)	(6)%
Net flows (1)	485	*	227	*	1,027	*	302	*
Change in fair value, net (1)	8,931	8%	1,708	2%	6,227	6%	8,630	9%
Foreign currency, net	900	*	(163)	*	888	*	(555)	*
Net change in asset values	10,316	9%	1,772	2%	8,142	7%	8,377	9%
Asset values, end of period	$120,224		$105,112		$120,224		$105,112
(1)
The previously reported statistical information of redemptions, net flows and change in fair value, net for the three and six months ended June 30, 2024 have been restated to reflect a correction in our methodology for presenting redemptions and calculating the change in market value for Canadian mutual fund client assets. This restatement has no impact on our financial statements, results of operations, product sales, nor average and ending client asset values during the relevant periods. In addition, we have assessed the qualitative impact of this correction as immaterial, most notably due to the immaterial impact that higher projections of future client asset redemptions would have on future earnings estimates. Redemptions, net flows, and change in fair value, net were previously reported as $(2,660) million, $423 million, and $1,512 million, respectively, for the three months ended June 30, 2024, and $(5,157) million, $696 million, and $8,236 million, respectively, for the six months ended June 30, 2024. Redemptions, net flows and change in fair value, net were previously reported as $(2,721) million, $838 million, and $(3,000) million, respectively, for the three months ended March 31, 2025 and the revised amounts under the new methodology for the same period are $(3,017) million, $542 million, and $(2,703) million, respectively.

* Less than 1%.

Average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$54,324	$50,560	$3,764	7%	$54,486	$49,787	$4,699	9%
Canada retail mutual funds	15,153	13,259	1,894	14%	14,854	$13,055	1,799	14%
Annuities and other	30,108	27,532	2,576	9%	30,098	27,010	3,088	11%
Managed investments	12,167	9,376	2,791	30%	11,852	9,091	2,761	30%
Segregated funds	2,223	2,266	(43)	(2)%	2,206	2,305	(99)	(4)%
Total average client asset values	$113,975	$102,993	$10,982	11%	$113,496	$101,248	$12,248	12%

Average number of fee-generating positions were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	Positions	%	2025	2024	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,437	2,378	59	2%	2,428	2,369	59	2%
Recordkeeping only	893	857	36	4%	889	852	37	4%
Total average number of fee-generating positions	3,330	3,235	95	3%	3,317	3,221	96	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2025

Product sales. Investment and savings product sales increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to sustained positive investor sentiment that followed strong equity market performance in 2023 and 2024 and continued during the second quarter of 2025. In particular, variable annuity product sales continued to lead the growth in sales as the guarantees offered by these products became more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates leading up to and continuing through the first half of 2025. The increase in product sales for managed investments resulted from continued strength in investor demand for these products as well as the expansion of investment strategies offered on our platform.

Rollforward of client asset values. Client asset values increased during the three months ended June 30, 2025 and the three months ended June 30, 2024 primarily due to strong equity market performance. The movement in the foreign exchange rate as the Canadian dollar strengthened relative to the U.S. dollar as well as positive net flows also increased client asset values during the three months ended June 30, 2025.

Average client asset values. Average client asset values were higher for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily driven by the cumulative effect of strong market performance and net client inflows in 2024 and 2025.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2025

Product sales. Investment and savings product sales increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Client asset values increased during the six months ended June 30, 2025 and the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

Average client asset values. Average client asset values were higher for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$866,254	$845,358	$20,896	2%	$1,725,099	$1,686,404	$38,695	2%
Ceded premiums	(433,408)	(427,561)	5,847	1%	(843,930)	(837,325)	6,605	*
Net premiums	432,846	417,797	15,049	4%	881,169	849,079	32,090	4%
Commissions and fees	306,032	268,193	37,839	14%	602,988	517,138	85,850	17%
Investment income net of investment expenses	55,549	54,111	1,438	3%	111,888	107,702	4,186	4%
Interest expense on surplus note	(14,621)	(15,659)	(1,038)	(7)%	(29,289)	(31,444)	(2,155)	(7)%
Net investment income	40,928	38,452	2,476	6%	82,599	76,258	6,341	8%
Realized investment gains (losses)	(2,338)	565	(2,903)	*	(2,421)	572	(2,993)	*
Other investment gains (losses)	(528)	(664)	136	*	312	634	(322)	*
Investment gains (losses)	(2,866)	(99)	(2,767)	*	(2,109)	1,206	(3,315)	*
Other, net	16,394	66,612	(50,218)	*	33,530	83,223	(49,693)	*
Total revenues	793,334	790,955	2,379	*	1,598,177	1,526,904	71,273	5%

Benefits and expenses:
Benefits and claims	152,494	150,030	2,464	2%	327,355	316,351	11,004	3%
Future policy benefits remeasurement (gain) loss	(5,895)	(4,329)	(1,566)	*	(9,168)	(4,275)	(4,893)	*
Amortization of DAC	80,043	73,643	6,400	9%	158,592	145,692	12,900	9%
Sales commissions	166,291	142,154	24,137	17%	324,409	273,292	51,117	19%
Insurance expenses	64,362	62,685	1,677	3%	129,168	125,834	3,334	3%
Insurance commissions	5,751	7,399	(1,648)	(22)%	11,875	17,033	(5,158)	(30)%
Interest expense	6,000	6,099	(99)	(2)%	12,005	12,870	(865)	(7)%
Other operating expenses	89,791	80,505	9,286	12%	188,129	173,950	14,179	8%
Total benefits and expenses	558,837	518,186	40,651	8%	1,142,365	1,060,747	81,618	8%
Income from continuing operations before income taxes	234,497	272,769	(38,272)	(14)%	455,812	466,157	(10,345)	(2)%
Income taxes	56,153	63,467	(7,314)	(12)%	108,417	108,442	(25)	*
Income from continuing operations	178,344	209,302	(30,958)	(15)%	347,395	357,715	(10,320)	(3)%
Loss from discontinued operations, net of income taxes	-	(208,131)	(208,131)	*	-	(218,641)	(218,641)	*
Net income	$178,344	$1,171	$177,173	*	$347,395	$139,074	$208,321	*

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2025

Total revenues. Total revenues increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment, net premiums earned in our Term Life Insurance segment, and net investment income earned in our Corporate and Other Distributed Products segment. This increase was partially offset by investment losses realized in our Corporate and Other Distributed Products segment in the 2025 period and a one-time $50.0 million gain recognized within Other, net revenue in our Corporate and Other Distributed Products segment in the prior year period. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 largely due to higher sales commissions and other operating expenses in our Investment and Savings Products segment. Also contributing to the year-over-year increase are higher amortization of DAC, benefits and claims, and insurance expenses in our Term Life Insurance segment. These increases were partially offset by lower insurance commissions and higher future policy benefits remeasurement gain in our Term Life Insurance segment. These movements are discussed in further detail in the Segment Results section below.

Income taxes. The effective income tax rate of 23.9% for the three months ended June 30, 2025 was largely consistent with the comparable effective income tax rate from continuing operations of 23.3% for the three months ended June 30, 2024. The effective tax rate in the 2024 period included two largely offsetting, non-recurring items. More specifically, we recognized a valuation allowance against e-TeleQuote state operating losses that was required to be presented in income tax expense from continuing operations, the impact of which was largely offset by the non-taxable $50.0 million gain noted above.

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

Results for the Six Months Ended June 30, 2025

Total revenues. Total revenues increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the same factors as described in the three month comparison.

Income taxes. The effective income tax rate of 23.8% for the six months ended June 30, 2025 was largely consistent with the comparable effective income tax rate from continuing operations of 23.3% for the six months ended June 30, 2024. The 2024 period effective tax rate included the same largely offsetting items as described in the three month comparison.

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

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$861,919	$840,668	$21,251	3%	$1,716,350	$1,676,989	$39,361	2%
Ceded premiums	(432,306)	(426,348)	5,958	1%	(841,640)	(834,906)	6,734	*
Net premiums	429,613	414,320	15,293	4%	874,710	842,083	32,627	4%
Other, net	12,221	12,624	(403)	(3)%	24,966	25,274	(308)	(1)%
Total revenues	441,834	426,944	14,890	3%	899,676	867,357	32,319	4%
Benefits and expenses:
Benefits and claims	148,725	146,268	2,457	2%	319,968	310,115	9,853	3%
Future policy benefits remeasurement (gain) loss	(5,743)	(4,280)	(1,463)	*	(9,145)	(4,600)	(4,545)	*
Amortization of DAC	78,386	71,916	6,470	9%	155,308	142,407	12,901	9%
Insurance expenses	63,216	61,476	1,740	3%	126,861	123,454	3,407	3%
Insurance commissions	2,238	3,785	(1,547)	(41)%	4,887	9,833	(4,946)	(50)%
Total benefits and expenses	286,822	279,165	7,657	3%	597,879	581,209	16,670	3%
Income from continuing operations before income taxes	$155,012	$147,779	$7,233	5%	$301,797	$286,148	$15,649	5%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2025

Net premiums. Direct premiums increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by a slight increase in ceded premiums, which includes $9.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $3.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the 2025 period were higher compared to the same period in 2024 but were lower than our LFPB assumptions.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and represents differences in experience variances that occurred in each period, primarily from better mortality and lower reserves benefiting from elevated lapse experience versus our future policy benefit reserve assumptions. The remeasurement gain recognized in each period was not a significant portion of the total benefits and claims recognized in each period. Refer to Note 11 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to higher costs resulting primarily from growth in the in-force business.

Insurance commissions. Insurance commissions decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily as a result of lower non-deferrable commissions.

Results for the Six Months Ended June 30, 2025

Net premiums. Direct premiums increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by a slight increase in ceded premiums, which includes $16.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $9.8 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Amortization of DAC. Amortization of DAC increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Insurance commissions. Insurance commissions decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison as well as a small change in the dollar value of commissions deferred that was made beginning in the second quarter of 2024.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$115,933	$101,177	$14,756	15%	$227,204	$189,924	$37,280	20%
Asset-based revenues	154,735	132,765	21,970	17%	306,749	261,297	45,452	17%
Account-based revenues	24,394	23,740	654	3%	48,588	46,919	1,669	4%
Other, net	3,236	3,224	12	*	6,568	6,482	86	1%
Total revenues	298,298	260,906	37,392	14%	589,109	504,622	84,487	17%
Expenses:
Amortization of DAC	1,368	1,478	(110)	(7)%	2,705	2,679	26	*
Insurance commissions	3,468	3,343	125	4%	6,745	6,743	2	*
Sales commissions:
Sales-based	82,935	70,509	12,426	18%	160,202	133,322	26,880	20%
Asset-based	78,010	66,525	11,485	17%	154,256	130,733	23,523	18%
Other operating expenses	53,096	44,269	8,827	20%	104,510	90,800	13,710	15%
Total expenses	218,877	186,124	32,753	18%	428,418	364,277	64,141	18%
Income from continuing operations before income taxes	$79,421	$74,782	$4,639	6%	$160,691	$140,345	$20,346	14%

Results for the Three Months Ended June 30, 2025

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in the 2025 period compared to the same period in 2024 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed investments and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of continued growth in product sales for variable annuities.

Sales commissions. The increases in sales-based and asset-based commissions for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 were generally in line with the increases in sales-based revenues and asset-based revenues, respectively.

Other operating expenses. Other operating expenses for the three months ended June 30, 2025 increased compared to the three months ended June 30, 2024 largely due to higher variable growth-related costs and continued investments in technology and infrastructure.

Results for the Six Months Ended June 30, 2025

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Sales commissions. Sales commissions increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,335	$4,690	$(355)	(8)%	$8,749	$9,415	$(666)	(7)%
Ceded premiums	(1,102)	(1,213)	(111)	(9)%	(2,290)	(2,419)	(129)	(5)%
Net premiums	3,233	3,477	(244)	(7)%	6,459	6,996	(537)	(8)%
Commissions and fees	10,970	10,511	459	4%	20,447	18,998	1,449	8%
Investment income net of investment expenses	55,549	54,111	1,438	3%	111,888	107,702	4,186	4%
Interest expense on surplus note	(14,621)	(15,659)	(1,038)	(7)%	(29,289)	(31,444)	(2,155)	(7)%
Net investment income	40,928	38,452	2,476	6%	82,599	76,258	6,341	8%
Realized investment gains (losses)	(2,338)	565	(2,903)	*	(2,421)	572	(2,993)	*
Other investment gains (losses)	(528)	(664)	136	*	312	634	(322)	*
Investment gains (losses)	(2,866)	(99)	(2,767)	*	(2,109)	1,206	(3,315)	*
Other, net	937	50,764	(49,827)	*	1,996	51,467	(49,471)	*
Total revenues	53,202	103,105	(49,903)	(48)%	109,392	154,925	(45,533)	(29)%
Benefits and expenses:
Benefits and claims	3,769	3,762	7	*	7,387	6,236	1,151	18%
Future policy benefits remeasurement (gain) loss	(152)	(49)	(103)	*	(23)	325	(348)	*
Amortization of DAC	289	249	40	16%	579	606	(27)	(4)%
Insurance expenses	1,146	1,209	(63)	(5)%	2,307	2,380	(73)	(3)%
Insurance commissions	45	271	(226)	(83)%	243	457	(214)	(47)%
Sales commissions	5,346	5,120	226	4%	9,951	9,237	714	8%
Interest expense	6,000	6,099	(99)	(2)%	12,005	12,870	(865)	(7)%
Other operating expenses	36,695	36,236	459	1%	83,619	83,150	469	*
Total benefits and expenses	53,138	52,897	241	*	116,068	115,261	807	*
Income (loss) from continuing operations before income taxes	$64	$50,208	$50,144	*	$(6,676)	$39,664	$(46,340)	*

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2025

Total revenues. Total revenues decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 in part due to $2.0 million of investment losses in the 2025 period related to the tender of bonds from a certain issuer that allowed us to reinvest the proceeds at current market interest rates rather than accept replacement bonds from the issuer at less favorable terms. Also contributing to the decrease was a $50.0 million gain recognized in the prior year period within Other, net revenue related to payments received under a Representation and Warranty insurance policy as discussed further in Note 4 (Segment Information) to our unaudited condensed consolidated financial statements included elsewhere in this report. The decrease was partially offset by higher net investment income. Net investment income increased primarily due to continued growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2024 Annual Report and Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses was generally consistent during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Results for the Six Months Ended June 30, 2025

Total revenues. Total revenues decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the same factors as described in the three month comparison.

Total benefits and expenses. Total benefits and expenses was generally consistent during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2025, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	June 30, 2025	December 31, 2024
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.3 years	5.1 years
Average book yield of our fixed-maturity portfolio	4.26%	4.14%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	June 30, 2025		December 31, 2024
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$629,645	19%	$615,348	20%
AA	455,415	14%	414,052	13%
A	775,657	24%	770,616	24%
BBB	1,364,534	42%	1,315,973	42%
Below investment grade	29,192	*	36,548	1%
Not rated	3,227	*	2,957	*
Total	$3,257,670	100%	$3,155,494	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	June 30, 2025
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$16,645	$17,080	$(435)	AAA
Province of Ontario Canada	15,835	15,972	(137)	A+
Province of Alberta Canada	15,106	15,668	(562)	AA-
ONEOK Inc.	15,019	15,439	(420)	BBB
Province of Quebec Canada	14,308	14,482	(174)	AA-
Ontario Teachers’ Pension Plan	13,708	14,319	(611)	AA+
Realty Income Corp	13,555	13,991	(436)	A-
Manulife Financial Corp	13,095	13,476	(381)	A
Province of New Brunswick Canada	13,051	13,463	(412)	A+
Berkshire Hathaway Inc	12,710	12,527	183	AA
Total – ten largest holdings	$143,032	$146,417	$(3,385)
Total – fixed-maturity securities	$3,099,677	$3,257,670
Percent of total fixed-maturity securities	5%	4%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of June 30, 2025, the Parent Company had cash and invested assets of $371.0 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2025	2024	$
	(In thousands)
Net cash provided by (used in) operating activities	$360,042	$384,182	$(24,140)
Net cash provided by (used in) investing activities	(100,471)	(56,509)	(43,962)
Net cash provided by (used in) financing activities	(328,745)	(311,533)	(17,212)
Effect of foreign exchange rate changes on cash	2,551	(1,996)	4,547
Change in cash and cash equivalents	$(66,623)	$14,144	$(80,767)

Operating Activities. Cash flows provided by operating activities decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to timing differences for the settlement of financial instruments recorded as cash equivalents and maturities of trading securities in the 2024 period, partially offset by higher cash inflows from Term Life Insurance segment net premiums and Investment and Savings Products segment income in the 2025 period.

Investing Activities. Cash flows used in investing activities increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to the impact of the $50.0 million received under a Representation and Warranty insurance policy in the 2024 period, partially offset by fluctuations in the timing of maturities and reinvestments of debt securities held in our available-for-sale investment portfolio.

Financing Activities. Cash flows used in financing activities increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of June 30, 2025, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of June 30, 2025, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of June 30, 2025. No events of default occurred during the three and six months ended June 30, 2025.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2025.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of June 30, 2025, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2025.

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

Risks Related to Legislative and Regulatory Changes and Government Policy Uncertainty

•
We are subject to various federal, state and provincial laws and regulations in the U.S. and Canada, as well as executive branch actions, orders and policies, judicial rulings and decisions by public officials, any of which may require us to alter our business practices and could materially adversely affect our business.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following replaces the heading in our 2024 Annual Report that states “Risks Related to Legislative and Regulatory Changes” and that first risk factor contained under that heading. All other risk factors contained in our 2024 Annual Report are incorporated herein by reference.

Risks Related to Legislative and Regulatory Changes and Government Policy Uncertainty

We are subject to various federal, state and provincial laws and regulations in the United States and Canada, as well as executive branch actions, orders and policies, judicial rulings and decisions by public officials, any of which may require us to alter our business practices and could materially adversely affect our business, financial condition and results of operations.

Our business is subject to many laws, regulations and government policies that could relate to, among other things, consumer protection, fair credit reporting, financial privacy, consumer fraud, anti-money laundering, worker classification standards, worker eligibility, corporate taxation, artificial intelligence or algorithmic underwriting, and transactions with certain countries. These laws and regulations often are subject to the political climate.

Changes in any of these laws, regulations or government policies may require additional compliance procedures or other business adjustments, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2025, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2025	173,466	$259.45	173,432	$287,020,932
May 1 - 31, 2025	157,252	270.25	157,252	244,523,936
June 1 - 30, 2025	157,309	264.48	157,309	202,919,455
Total	488,027	$264.55	487,993	$202,919,455

(1)
Consists of repurchases of (a) 34 shares of common stock at an average price of $255.11 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Primerica, Inc.

August 7, 2025	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)