Form 10-Q
period 2025-09-30
Primerica, Inc.
filed 2025-11-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 31,916,058 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2025	December 31, 2024
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,263,811 in 2025 and $3,152,483 in 2024)	$3,147,647	$2,946,126
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,217,961 in 2025 and $1,227,428 in 2024)	1,241,540	1,303,880
Equity securities, at fair value (historical cost: $20,442 in 2025 and $22,935 in 2024)	26,186	27,144
Trading securities, at fair value (cost: $13,158 in 2025 and $3,562 in 2024)	12,803	3,011
Policy loans and other invested assets	54,099	50,881
Total investments	4,482,275	4,331,042
Cash and cash equivalents	644,855	687,821
Accrued investment income	28,949	28,100
Reinsurance recoverables	2,596,597	2,744,165
Deferred policy acquisition costs, net	3,863,442	3,680,430
Agent balances, due premiums and other receivables	301,114	282,607
Intangible asset	45,275	45,275
Income taxes	128,313	122,664
Operating lease right-of-use assets	42,986	47,023
Other assets	400,078	403,608
Separate account assets	2,313,874	2,209,287
Total assets	$14,847,758	$14,582,022

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,816,778	$6,503,064
Unearned and advance premiums	16,225	15,606
Policy claims and other benefits payable	477,785	488,350
Other policyholders’ funds	368,232	402,323
Note payable	595,114	594,512
Surplus note	1,241,263	1,303,556
Income taxes	52,118	115,611
Operating lease liabilities	50,892	55,478
Other liabilities	515,052	549,160
Payable under securities lending	104,535	86,034
Separate account liabilities	2,313,874	2,209,287
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,551,868	12,322,981
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2025 and 2024; issued and outstanding 32,076 shares in 2025 and 33,368 shares in 2024)	321	334
Paid-in capital	-	-
Retained earnings	2,319,750	2,231,483
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	89,692	224,833
Unrealized foreign currency translation gains (losses)	(22,191)	(34,767)
Net unrealized investment gains (losses) on available-for-sale securities	(91,682)	(162,842)
Total stockholders’ equity	2,295,890	2,259,041
Total liabilities and stockholders’ equity	$14,847,758	$14,582,022

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$868,651	$852,452	$2,593,750	$2,538,856
Ceded premiums	(414,104)	(412,645)	(1,258,034)	(1,249,970)
Net premiums	454,547	439,807	1,335,716	1,288,886
Commissions and fees	325,490	271,901	928,478	789,039
Investment income net of investment expenses	56,907	57,017	168,796	164,719
Interest expense on surplus note	(14,476)	(15,908)	(43,766)	(47,352)
Net investment income	42,431	41,109	125,030	117,367
Realized investment gains (losses)	170	311	(2,251)	882
Other investment gains (losses)	482	1,898	794	2,533
Investment gains (losses)	652	2,209	(1,457)	3,415
Other, net	16,732	19,103	50,261	102,326
Total revenues	839,852	774,129	2,438,028	2,301,033

Benefits and expenses:
Benefits and claims	172,152	164,363	499,507	480,714
Future policy benefits remeasurement (gain) loss	(23,114)	(23,019)	(32,282)	(27,294)
Amortization of deferred policy acquisition costs	81,498	75,539	240,091	221,231
Sales commissions	174,688	142,254	499,097	415,546
Insurance expenses	64,131	63,529	193,299	189,363
Insurance commissions	5,499	7,180	17,374	24,213
Interest expense	5,985	6,093	17,990	18,964
Other operating expenses	87,334	83,612	275,462	257,561
Total benefits and expenses	568,173	519,551	1,710,538	1,580,298
Income from continuing operations before income taxes	271,679	254,578	727,490	720,735
Income taxes from continuing operations	64,886	59,841	173,303	168,283
Income from continuing operations	206,793	194,737	554,187	552,452
Loss from discontinued operations, net of income taxes	-	(30,364)	-	(249,005)
Net income	$206,793	$164,373	$554,187	$303,447

Basic earnings per share:
Continuing operations	$6.36	$5.73	$16.81	$16.02
Discontinued operations	-	(0.89)	-	(7.22)
Basic earnings per share	$6.36	$4.84	$16.81	$8.80

Diluted earnings per share:
Continuing operations	$6.35	$5.72	$16.79	$16.00
Discontinued operations	-	(0.89)	-	(7.22)
Diluted earnings per share	$6.35	$4.83	$16.79	$8.78

Weighted-average shares used in computing earnings per share:
Basic	32,404	33,834	32,852	34,365
Diluted	32,451	33,891	32,898	34,421

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$206,793	$164,373	$554,187	$303,447
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	41,133	106,493	87,852	84,890
Reclassification adjustment for investment (gains) losses included in net income	696	142	2,341	(429)
Effect of change in discount rate assumptions on the liability for future policy benefits	(107,417)	(346,794)	(170,463)	(40,910)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(8,388)	4,736	12,576	(8,536)
Total other comprehensive income (loss) before income taxes	(73,976)	(235,423)	(67,694)	35,015
Income tax expense (benefit) related to items of other comprehensive income (loss)	(13,601)	(51,313)	(16,289)	9,208
Other comprehensive income (loss), net of income taxes	(60,375)	(184,110)	(51,405)	25,807
Total comprehensive income (loss)	$146,418	$(19,737)	$502,782	$329,254

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$326	$340	$334	$350
Repurchases of common stock	(5)	(5)	(14)	(17)
Net issuance of common stock	-	-	1	2
Balance, end of period	321	335	321	335

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	6,035	6,212	25,096	26,715
Net issuance of common stock	-	-	(1)	(2)
Repurchases of common stock	(6,035)	(6,212)	(25,095)	(26,713)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,270,995	2,122,832	2,231,483	2,276,946
Net income	206,793	164,373	554,187	303,447
Dividends	(33,819)	(30,515)	(102,764)	(82,606)
Repurchases of common stock	(124,219)	(124,675)	(363,156)	(365,772)
Balance, end of period	2,319,750	2,132,015	2,319,750	2,132,015

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	36,194	(1,412)	27,224	(211,329)
Effect of change in discount rate assumptions on the liability for future policy benefits	(84,934)	(272,682)	(135,141)	(32,155)
Change in foreign currency translation adjustment	(8,388)	4,736	12,576	(8,536)
Change in net unrealized investment gains (losses) during the period	32,947	83,836	71,160	66,498
Balance, end of period	(24,181)	(185,522)	(24,181)	(185,522)

Total stockholders’ equity	$2,295,890	$1,946,828	$2,295,890	$1,946,828

Dividends declared per share	$1.04	$0.90	$3.12	$2.40

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$554,187	$303,447
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	33,210	79,105
Deferral of policy acquisition costs	(407,712)	(411,221)
Amortization of deferred policy acquisition costs	240,091	221,231
Change in income taxes	(48,382)	(97,618)
Investment (gains) losses	1,457	(3,415)
Accretion and amortization of investments	(2,510)	(2,748)
Depreciation and amortization	14,337	19,078
Change in reinsurance recoverables	203,525	154,257
Change in agent balances, due premiums and other receivables	(18,479)	(28,906)
Change in renewal commissions receivable	2,641	22,150
Trading securities sold, matured, called or (acquired), net	(9,610)	15,238
Share-based compensation	19,802	19,543
Impairment of goodwill and other long-lived assets	-	253,607
Gain on insurance proceeds received from acquisition representation and warranty policy	-	(50,000)
Loss on disposal of discontinued operations, excluding income tax benefit	-	95,787
Change in other operating assets and liabilities, net	(19,623)	1,913
Net cash provided by (used in) operating activities	562,934	591,448

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	18,328	6,685
Fixed-maturity securities — matured or called	349,949	298,810
Short-term investments — matured or called	-	268
Equity securities — sold	26	-
Equity securities — matured or called	1,829	4,375
Available-for-sale investments acquired:
Fixed-maturity securities	(468,324)	(496,290)
Equity securities — acquired	(169)	(157)
Purchases of property and equipment and other investing activities, net	(17,450)	(26,648)
Cash collateral received (returned) on loaned securities, net	18,501	(14,549)
Sales (purchases) of short-term investments using securities lending collateral, net	(18,501)	14,549
Insurance proceeds received from acquisition representation and warranty policy	-	50,000
Disposal of cash in discontinued operations	-	(18,613)
Net cash provided by (used in) investing activities	(115,811)	(181,570)

Cash flows from financing activities:
Dividends paid	(102,764)	(82,606)
Common stock repurchased	(379,972)	(380,645)
Tax withholdings on share-based compensation	(8,697)	(8,333)
Finance leases	(205)	(192)
Net cash provided by (used in) financing activities	(491,638)	(471,776)
Effect of foreign exchange rate changes on cash	1,549	(1,108)
Change in cash and cash equivalents	(42,966)	(63,006)
Cash and cash equivalents, beginning of period	687,821	613,148
Cash and cash equivalents, end of period	$644,855	$550,142

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2025 and December 31, 2024, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

The Company determined that the disposal represented a strategic shift that would have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board of Directors (“Board”) and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business have been reported in discontinued operations for all periods presented in our unaudited condensed consolidated statements of income. We had no assets or liabilities remaining from the Senior Health business on our consolidated balance sheet as of December 31, 2024. Prior year Senior Health-related balances in the notes to the unaudited condensed consolidated financial statements have been restated to remove balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.0 million in the second half of 2024, which was comprised of the $95.8 million write-off of e-TeleQuote’s assets and liabilities as of the abandonment date and the recognition of a $97.8 million income tax benefit. The federal income tax benefit remaining to be utilized was $8.0 million and $31.8 million as of September 30, 2025 and December 31, 2024, respectively.

The major classes of line items constituting discontinued operations in the accompanying unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Commissions and fees	$-	$12,898	$-	$30,550
Other, net	-	408	-	2,056
Total revenues	-	13,306	-	32,606
Expenses:
Contract acquisition costs	-	16,336	-	45,594
Impairment of goodwill and other long-lived assets	-	-	-	253,607
Loss on disposition	-	95,787		95,787
Other operating expenses	-	16,396	-	31,956
Total expenses	-	128,519	-	426,944
Loss before income taxes	-	(115,213)	-	(394,338)
Income tax benefit	-	84,849	-	145,333
Loss from discontinued operations, net of income taxes	$-	$(30,364)	$-	$(249,005)

Total operating and investing cash flows of the discontinued operations were as follows, which excludes the Company’s use of $23.8 million and $46.5 million of the total income tax benefit recognized on disposal to offset federal income tax payments during the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$-	$(1,378)
Net cash provided by (used in) investing activities	$-	$(18,747)

(3) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(8,388)	$4,736	$12,576	$(8,536)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(8,388)	$4,736	$12,576	$(8,536)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$41,133	$106,493	$87,852	$84,890
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	8,736	22,769	18,541	18,053
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	32,397	83,724	69,311	66,837

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	696	142	2,341	(429)
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	146	30	492	(90)
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	550	112	1,849	(339)
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$32,947	$83,836	$71,160	$66,498
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(107,417)	$(346,794)	$(170,463)	$(40,910)
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(22,483)	(74,112)	(35,322)	(8,755)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(84,934)	$(272,682)	$(135,141)	$(32,155)

(4) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2024 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment:
Total revenues	$463,301	$450,306	$1,362,975	$1,317,661
Benefits and expenses:
Benefits and claims	168,319	160,652	488,287	470,766
Future policy benefits remeasurement (gain) loss	(23,392)	(28,203)	(32,537)	(32,802)
Amortization of DAC	79,876	73,698	235,184	216,105
Insurance expenses	63,058	62,395	189,919	185,849
Insurance commissions	2,755	3,410	7,641	13,242
Total benefits and expenses	290,616	271,952	888,494	853,160
Income before income taxes	$172,685	$178,354	$474,481	$464,501

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Investment and Savings Products segment:
Total revenues	$318,788	$266,073	$907,898	$770,695
Expenses:
Amortization of DAC	1,355	1,540	4,060	4,219
Insurance commissions	3,485	3,499	10,229	10,242
Sales commissions:
Sales-based	82,867	66,333	243,069	199,655
Asset-based	87,337	71,012	241,593	201,745
Other operating expenses:
Fees based on client asset values	12,285	10,156	34,604	29,046
Fees based on fee-generating positions	10,341	10,392	33,766	32,300
Other expenses	26,896	23,230	85,662	73,231
Total expenses	224,566	186,162	652,983	550,438
Income before income taxes	$94,222	$79,911	$254,915	$220,257

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$57,763	$57,750	$167,155	$212,677
Benefits and expenses:
Benefits and claims	3,833	3,711	11,220	9,948
Future policy benefits remeasurement (gain) loss	278	5,184	255	5,508
Amortization of DAC	267	301	847	907
Insurance expenses	1,073	1,134	3,380	3,514
Insurance commissions	(741)	271	(496)	729
Sales commissions	4,484	4,909	14,435	14,146
Interest expense	5,985	6,093	17,990	18,964
Other operating expenses	37,812	39,834	121,430	122,984
Total benefits and expenses	52,991	61,437	169,061	176,700
Income (loss) before income taxes	$4,772	$(3,687)	$(1,906)	$35,977

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income from continuing operations before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenues:
Term Life Insurance segment	$463,301	$450,306	$1,362,975	$1,317,661
Investment and Savings Products segment	318,788	266,073	907,898	770,695
Corporate and Other Distributed Products segment	57,763	57,750	167,155	212,677
Total revenues	$839,852	$774,129	$2,438,028	$2,301,033

Income (loss) from continuing operations before income taxes:
Term Life Insurance segment	$172,685	$178,354	$474,481	$464,501
Investment and Savings Products segment	94,222	79,911	254,915	220,257
Corporate and Other Distributed Products segment	4,772	(3,687)	(1,906)	35,977
Total income from continuing operations before income taxes	$271,679	$254,578	$727,490	$720,735

In April 2024, the Company executed agreements providing for the receipt of proceeds from certain claims filed by the Company under a Representation and Warranty insurance policy negotiated and purchased in connection with the acquisition of e-TeleQuote on July 1, 2021. The claims made by the Company involved breaches of certain representations and warranties relating to the pre-acquisition financial statements made by the sellers of e-TeleQuote in connection with the acquisition. The Company recognized a gain during the second quarter of 2024 of $50.0 million, which is equal to the aggregate proceeds received in May 2024 from the third-party insurers under the policy, reflecting the full coverage under the policy. The Company recognized this gain in Corporate and Other Distributed

Products segment revenues as it resulted from a corporate investment decision to purchase the insurance policy. On a consolidated basis, this gain is included in Other, net revenue in the accompanying unaudited condensed consolidated statements of income during the nine months ended September 30, 2024.

The Company recorded corporate restructuring charges of $2.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively, associated with the decision to exit the Senior Health business, which are included in the Corporate and Other Distributed Products segment's Other operating expenses. There were no corporate restructuring charges recorded during the three and nine months ended September 30, 2025.

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

(5) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,816	$60	$(166)	$9,710
Foreign government	176,081	2,241	(5,356)	172,966
States and political subdivisions	137,738	865	(11,896)	126,707
Corporates	1,992,511	29,881	(73,323)	1,949,069
Residential mortgage-backed securities	655,909	4,892	(52,484)	608,317
Commercial mortgage-backed securities	94,236	179	(7,477)	86,938
Other asset-backed securities	197,520	874	(4,454)	193,940
Total fixed-maturity securities	$3,263,811	$38,992	$(155,156)	$3,147,647

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,822	$7	$(326)	$9,503
Foreign government	171,033	1,597	(6,206)	166,424
States and political subdivisions	128,359	96	(14,886)	113,569
Corporates	1,929,350	11,853	(116,095)	1,825,108
Residential mortgage-backed securities	552,611	536	(66,590)	486,557
Commercial mortgage-backed securities	110,426	87	(11,068)	99,445
Other asset-backed securities	250,882	1,396	(6,758)	245,520
Total fixed-maturity securities	$3,152,483	$15,572	$(221,929)	$2,946,126

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of September 30, 2025 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$215,568	$215,341
Due after one year through five years	802,017	797,183
Due after five years through 10 years	718,564	692,664
Due after 10 years	579,997	553,264
	2,316,146	2,258,452
Mortgage- and asset-backed securities	947,665	889,195
Total AFS fixed-maturity securities	$3,263,811	$3,147,647

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best was A+ as of September 30, 2025.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2025, the LLC Note had an estimated unrealized holding loss of $23.6 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of September 30, 2025 and December 31, 2024, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.1 million and $8.0 million as of September 30, 2025 and December 31, 2024, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $104.5 million and $86.0 million as of September 30, 2025 and December 31, 2024, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Fixed-maturity securities (available-for-sale)	$35,218	$31,990	$103,077	$92,543
Fixed-maturity security (held-to-maturity)	14,476	15,908	43,766	47,352
Equity securities	318	324	947	1,036
Policy loans and other invested assets	611	402	2,125	1,407
Cash, cash equivalents and short-term investments	6,340	6,540	18,818	20,161
Total return on deposit asset underlying 10% coinsurance agreement (1)	1,980	3,959	6,286	8,534
Gross investment income	58,943	59,123	175,019	171,033
Investment expenses	(2,036)	(2,106)	(6,223)	(6,314)
Investment income net of investment expenses	56,907	57,017	168,796	164,719
Interest expense on surplus note	(14,476)	(15,908)	(43,766)	(47,352)
Net investment income	$42,431	$41,109	$125,030	$117,367

(1)
Includes $0.3 million and $1.0 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2025, respectively. Includes $1.8 million and $1.9 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2024, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$215	$311	$643	$989
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(45)	-	(2,118)	(107)
Gross losses from sales, maturities and calls of equity securities	-	-	(776)	-
Net realized investment gains (losses):	170	311	(2,251)	882
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(866)	(453)	(866)	(453)
Market gains (losses) recognized in net income during the period on equity securities	1,245	2,324	1,471	2,945
Gains (losses) from equity method investments	79	15	139	15
Gains (losses) from bifurcated options	18	6	33	5
Gains (losses) on trading securities	6	6	17	21
Other investment gains (losses):	482	1,898	794	2,533
Investment gains (losses)	$652	$2,209	$(1,457)	$3,415

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Proceeds from sales or other redemptions	$131,236	$88,669	$368,277	$305,763

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2025 and December 31, 2024, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,828	$(166)
Foreign government	23,091	(690)	66,503	(4,666)
States and political subdivisions	5,250	(230)	98,196	(11,666)
Corporates	109,343	(1,507)	920,689	(71,816)
Residential mortgage-backed securities	30,442	(103)	347,753	(52,381)
Commercial mortgage-backed securities	2,202	(4)	73,463	(7,473)
Other asset-backed securities	8,189	(410)	98,818	(4,044)
Total fixed-maturity securities	$178,517	$(2,944)	$1,611,250	$(152,212)

	December 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,529	$(19)	$5,660	$(307)
Foreign government	15,044	(139)	83,923	(6,067)
States and political subdivisions	9,933	(350)	99,389	(14,536)
Corporates	398,232	(9,422)	1,000,264	(106,673)
Residential mortgage-backed securities	106,276	(2,605)	327,850	(63,985)
Commercial mortgage-backed securities	2,005	(1)	89,876	(11,067)
Other asset-backed securities	15,086	(81)	114,077	(6,677)
Total fixed-maturity securities	$550,105	$(12,617)	$1,721,039	$(209,312)

The amortized cost of AFS securities with a cost basis in excess of their fair values was $1,944.9 million and $2,493.1 million as of September 30, 2025 and December 31, 2024, respectively.

The allowance for credit losses for AFS securities was $0.9 million as of September 30, 2025. No allowance for credit losses was recorded for AFS securities as of December 31, 2024. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

We recognized $0.9 million for credit losses on AFS securities for the three and nine months ended September 30, 2025 in the unaudited condensed consolidated statements of income. We recognized $0.5 million for credit losses on AFS securities for the three and nine months ended September 30, 2024 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of September 30, 2025 and December 31, 2024. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,710	$-	$9,710
Foreign government	-	172,966	-	172,966
States and political subdivisions	-	126,707	-	126,707
Corporates	3,845	1,945,224	-	1,949,069
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	608,317	-	608,317
Commercial mortgage-backed securities	-	86,938	-	86,938
Other asset-backed securities	-	190,940	3,000	193,940
Total available-for-sale fixed-maturity securities	3,845	3,140,802	3,000	3,147,647
Equity securities	26,186	-	-	26,186
Trading securities	-	12,803	-	12,803
Cash and cash equivalents	644,855	-	-	644,855
Separate accounts	-	2,313,874	-	2,313,874
Total fair value assets	$674,886	$5,467,479	$3,000	$6,145,365
Fair value liabilities:
Separate accounts	$-	$2,313,874	$-	$2,313,874
Total fair value liabilities	$-	$2,313,874	$-	$2,313,874

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,503	$-	$9,503
Foreign government	-	166,424	-	166,424
States and political subdivisions	-	113,569	-	113,569
Corporates	3,787	1,821,321	-	1,825,108
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	486,557	-	486,557
Commercial mortgage-backed securities	-	99,445	-	99,445
Other asset-backed securities	-	245,520	-	245,520
Total available-for-sale fixed-maturity securities	3,787	2,942,339	-	2,946,126
Equity securities	24,598	1,003	1,543	27,144
Trading securities	-	3,011	-	3,011
Cash and cash equivalents	687,821	-	-	687,821
Separate accounts	-	2,209,287	-	2,209,287
Total fair value assets	$716,206	$5,155,640	$1,543	$5,873,389
Fair value liabilities:
Separate accounts	$-	$2,209,287	$-	$2,209,287
Total fair value liabilities	$-	$2,209,287	$-	$2,209,287

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2025	2024	2025	2024
	(In thousands)
Level 3 assets, beginning of period	$-	$10,453	$1,543	$2,144
Net unrealized gains (losses) included in other comprehensive income (loss)	-	146	-	185
Investment gains (losses) and accretion (amortization) recognized in earnings	-	(31)	(714)	(72)
Purchases	3,000	1,851	3,000	10,666
Settlements	-	-	(829)	-
Transfers out of Level 3	-	(8,981)	-	(9,485)
Level 3 assets, end of period	$3,000	$3,438	$3,000	$3,438
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the three and nine months ended September 30, 2025 and 2024.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2025		December 31, 2024
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,147,647	$3,147,647	$2,946,126	$2,946,126
Fixed-maturity security (held-to-maturity) (1)	1,241,540	1,217,961	1,303,880	1,227,428
Equity securities	26,186	26,186	27,144	27,144
Trading securities	12,803	12,803	3,011	3,011
Policy loans (1)	45,159	45,159	40,884	40,884
Deposit asset underlying 10% coinsurance agreement (1)	138,908	138,908	158,913	158,913
Separate accounts	2,313,874	2,313,874	2,209,287	2,209,287
Liabilities:
Note payable (2)(3)	$595,114	$541,127	$594,512	$513,862
Surplus note (1)(2)	1,241,263	1,215,284	1,303,556	1,225,708
Separate accounts	2,313,874	2,313,874	2,209,287	2,209,287

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

Details on in-force life insurance were as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Direct life insurance in-force	$968,967,632	$955,610,523
Amounts ceded to other companies	(827,323,232)	(817,825,296)
Net life insurance in-force	$141,644,400	$137,785,227
Percentage of reinsured life insurance in-force	85%	86%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2025 were $284.2 million and $1,016.8 million, respectively, compared to $368.5 million and $1,083.3 million, respectively, for the three and nine months ended September 30, 2024.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	September 30, 2025		December 31, 2024
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (Novated from Pecan Re Inc.) (1)	$2,018,854	A+	$2,074,945	A+
Munich Re of Malta (1)(2)	204,235	NR	210,822	NR
American Health and Life Insurance Company (1)	123,491	B++	127,601	B++
SCOR Global Life Reinsurance Companies (3)	118,229	A	148,899	A
Swiss Re Life & Health America Inc. (4)	41,189	A+	43,826	A+
RGA Reinsurance Company	36,351	A+	44,132	A+
Korean Reinsurance Company	30,190	A	40,781	A
Munich American Reassurance Company	21,630	A+	36,487	A+
All other reinsurers	3,566	-	17,887	-
Allowance for credit losses	(1,138)		(1,215)
Reinsurance recoverables	$2,596,597		$2,744,165

NR – not rated by A.M. Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of September 30, 2025.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$1,182	$1,122	$1,215	$1,120
Current period (benefit) provision for expected credit losses	(44)	(110)	(77)	(108)
Balance, at the end of period	$1,138	$1,012	$1,138	$1,012

(8) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Nine months ended		Year ended
	September 30, 2025		December 31, 2024
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,608,599	$55,303	$3,366,281	$63,029
Capitalization	411,128	1,878	555,162	2,959
Amortization	(235,184)	(4,060)	(291,488)	(5,443)
Foreign exchange translation and other	8,245	1,852	(21,356)	(5,242)
DAC balance, at the end of period	$3,792,788	$54,973	$3,608,599	$55,303

Reconciliation of DAC by product was as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$3,792,788	$3,608,599
Segregated Funds (Canada)	54,973	55,303
Other	15,681	16,528
Total DAC, net	$3,863,442	$3,680,430

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the nine months ended September 30, 2025 and 2024.

(9) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	September 30, 2025	December 31, 2024
	(In thousands)
Fixed-income securities	$633,125	$708,225
Equity securities	1,599,150	1,490,628
Cash and cash equivalents	102,823	46,764
Due to/from funds	(21,245)	(36,350)
Other	21	20
Total separate account assets	$2,313,874	$2,209,287

The following table represents the balances of and changes in separate account liabilities:

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
	(In thousands)
Separate account liabilities balance, beginning of period	$2,209,287	$2,395,842
Premiums, deposits and transfers	128,345	147,995
Surrenders, withdrawals and transfers	(320,283)	(378,126)
Investment performance	266,258	300,545
Management fees and other charges	(44,042)	(57,734)
Foreign exchange translation	74,309	(199,235)
Separate account liabilities balance, end of period	$2,313,874	$2,209,287
Cash surrender value	$2,283,915	$2,173,070

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

(10) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Nine months ended September 30,
	2025	2024
	(In thousands)
Policy claims and other benefits payable, beginning of period	$488,350	$513,803
Less reinsured policy claims and other benefits payable	518,210	534,674
Net balance, beginning of period	(29,860)	(20,871)
Incurred related to current year	193,665	189,772
Incurred related to prior years (1)	(139)	(3,418)
Total incurred	193,526	186,354
Claims paid related to current year, net of reinsured policy claims received	(246,890)	(224,952)
Reinsured policy claims received related to prior years, net of claims paid	45,617	37,111
Total paid	(201,273)	(187,841)
Foreign currency translation	150	(241)
Net balance, end of period	(37,457)	(22,599)
Add reinsured policy claims and other benefits payable	515,242	519,434
Balance, end of period	$477,785	$496,835
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

(11) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,854,794	$13,977,353
Balance at original discount rate, beginning of period	14,233,996	14,012,553
Effect of changes in cash flow assumptions	(354,522)	(74,233)
Effect of actual variances from expected experience	(307,049)	(373,646)
Adjusted balance, beginning of period	13,572,425	13,564,674
Issuances	1,268,255	1,884,054
Interest accrual at original discount rate	472,864	608,588
Net premiums collected	(1,328,106)	(1,733,262)
Foreign currency translation	32,288	(90,058)
Expected net premiums at original discount rate, end of period	14,017,726	14,233,996
Effect of changes in discount rate assumptions	47,455	(379,202)
Expected net premiums at then current discount rate, end of period	$14,065,181	$13,854,794

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,155,487	$20,508,435
Balance at original discount rate, beginning of period	20,763,900	20,391,694
Effect of changes in cash flow assumptions	(436,663)	(83,975)
Effect of actual variances from expected experience	(333,555)	(386,512)
Adjusted balance, beginning of period	19,993,682	19,921,207
Issuances	1,272,194	1,892,529
Interest accrual at original discount rate	720,798	929,078
Benefit payments	(1,393,709)	(1,841,162)
Foreign currency translation	49,605	(137,752)
Expected future policy benefits at original discount rate, end of period	20,642,570	20,763,900
Effect of changes in discount rate assumptions	32,085	(608,413)
Expected future policy benefits at then current discount rate, end of period	$20,674,655	$20,155,487

LFPB	$6,609,474	$6,300,693
Less: reinsurance recoverables	2,581,440	2,729,022
Net LFPB, after reinsurance recoverables	$4,028,034	$3,571,671
Weighted-average duration of net LFPB (in years)	8.2	8.0

During the three months ended September 30, 2025 and 2024, we recognized remeasurement gains of approximately $23 million and $28 million for the Term Life Insurance segment, respectively, with corresponding decreases to the LFPB, net of reinsurance. The remeasurement gains reflected changes to the actuarial cash flow assumptions underlying the LFPB estimate, net of reinsurance, based on our annual assumption reviews of approximately $18 million and $28 million for the three months ended September 30, 2025 and 2024, respectively, and realized experience variances of approximately $5 million and less than $1 million during the three months ended September 30, 2025 and 2024, respectively.

Our annual actuarial assumption review was performed during the third quarter of 2025 and included analyzing experience studies based on the Company’s own data and comparing actual to expected cash flow variances by policy cohort. Actuarial judgment was also used since prior historical experience may not fully reflect future expected experience.

We have generally observed lower actual mortality experience compared to the actuarial assumptions in our Term Life Insurance segment since mid-2022. We believe part of the favorable experience is a pull-forward effect where certain deaths accelerated during the pandemic resulting in a future period of lower mortality. However, the level of our favorable mortality has not subsided, which indicates that certain mortality assumptions may be higher than necessary. As such, we decreased our mortality assumption for level premium term policies sold in Canada, along with a portion of policies sold in both the U.S. and Canada that continue or exchange their policies after the end of the level premium term period. The decrease in the mortality assumption was the largest contributor to the remeasurement gain recognized for LFPB assumption changes during the three months ended September 30, 2025.

Since 2023, we have also generally observed higher lapse rates compared to our actuarial assumption for policies sold in the U.S. that are within the level premium term period. However, we believe this is temporary due to current economic conditions, and that lapse rates will gradually return to our historical normalized levels. During our 2024 assumption review, we made changes to our early duration lapse rate assumption for U.S. cohorts to reflect recent lapse experience. In the current year assumption review, in accordance with our best estimates, we did not make further changes to these lapse assumptions. If our early duration lapse experience does not revert back to our best estimate assumptions as forecasted, we could recognize experience variances in subsequent periods but do not expect the magnitude to be significant to our LFPB.

During the three and nine months ended September 30, 2025, the remeasurement gains recognized for experience variances are primarily attributable to both lower mortality and higher policy lapse rates as described above.

In 2024, the remeasurement gain recognized for the Term Life Insurance segment for assumption changes made during our annual review was mainly due to an assumption change to reduce incidence rates for the waiver of premium benefit offered as an optional supplemental rider on our term life insurance policies that waives the policyholder’s insurance premiums during a qualifying disability. During our 2025 assumption review, we did not observe any significant variances between recent waiver of premium disability claims when compared with the assumption changes that were made in 2024. As such, no further changes were considered necessary to the disability claims assumptions used in the LFPB during the 2025 period.

We also performed our annual reviews of LFPB assumptions for our closed block of non-term life insurance included in the Corporate and Other Distributed Products segment. Based on these reviews, we recognized a remeasurement loss of less than $1 million and a remeasurement loss of approximately $5 million during the three months ended September 30, 2025 and 2024, respectively.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes in the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and nine months ended September 30, 2025 and 2024.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$6,609,474	$6,300,693
Other	207,304	202,371
Total	$6,816,778	$6,503,064

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$2,581,440	$2,729,022
Other	15,157	15,143
Total	$2,596,597	$2,744,165

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	September 30, 2025		December 31, 2024
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,841,648	$20,674,656	$33,966,483	$20,155,489
Expected future gross premiums	$39,267,157	$27,188,836	$39,389,917	$26,414,010

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance
Gross premiums	$864,047	$847,626	$2,580,396	$2,524,615
Interest accretion (expense)	$(83,320)	$(80,375)	$(247,934)	$(239,220)

The weighted-average discount rates were as follows:

	September 30, 2025	December 31, 2024
Term Life Insurance
Original discount rate	5.02%	4.95%
Current discount rate	5.65%	5.69%

There were no changes to the methods used to determine the discount rates during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

(12) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Nine months ended September 30,
	2025	2024
	(In thousands)
Common stock, beginning of period	33,368	34,996
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	120	152
Common stock retired	(1,412)	(1,640)
Common stock, end of period	32,076	33,508

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2025, we had a total of 206,569 RSUs and director deferred shares outstanding and 44,548 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for discussion of the PSU award structure.

On November 14, 2024, our Board authorized, and the Company announced, a share repurchase program for up to $450.0 million of our outstanding common stock for purchases from November 14, 2024 through December 31, 2025 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,381,935 shares of our common stock in the open market for an aggregate purchase price of $376.1 million through September 30, 2025. Approximately $73.9 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2025.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$206,793	$194,737	$554,187	$552,452
Income attributable to unvested participating securities	(678)	(704)	(1,837)	(1,872)
Income from continuing operations used in calculating basic EPS	$206,115	$194,033	$552,350	$550,580
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(30,364)	$-	$(249,005)
Loss attributable to unvested participating securities	-	92	-	700
Loss from discontinued operations used in calculating basic EPS	$-	$(30,272)	$-	$(248,305)
Denominator:
Weighted-average vested shares	32,404	33,834	32,852	34,365
Basic EPS from continuing operations	$6.36	$5.73	$16.81	$16.02
Basic EPS from discontinued operations	-	(0.89)	-	(7.22)
Basic EPS	$6.36	$4.84	$16.81	$8.80

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$206,793	$194,737	$554,187	$552,452
Income attributable to unvested participating securities	(678)	(703)	(1,835)	(1,869)
Income from continuing operations used in calculating diluted EPS	$206,115	$194,034	$552,352	$550,583
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(30,364)	$-	$(249,005)
Loss attributable to unvested participating securities	-	92	-	698
Loss from discontinued operations used in calculating diluted EPS	$-	$(30,272)	$-	$(248,307)
Denominator:
Weighted-average vested shares	32,404	33,834	32,852	34,365
Dilutive effect of incremental shares to be issued for contingently-issuable shares	47	57	46	56
Weighted-average shares used in calculating diluted EPS	32,451	33,891	32,898	34,421
Diluted EPS from continuing operations	$6.35	$5.72	$16.79	$16.00
Diluted EPS from discontinued operations	-	(0.89)	-	(7.22)
Diluted EPS	$6.35	$4.83	$16.79	$8.78

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

The impact of equity awards granted under the OIP (inclusive of discontinued operations for 2024) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Equity awards expense recognized	$4,325	$3,875	$19,802	$19,543
Equity awards expense deferred	1,714	2,337	5,294	7,170

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

The following table summarizes non-cash share-based compensation expense by segment included in income from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment	$437	$890	$2,658	$3,986
Investment and Savings Products segment	721	713	2,608	2,467
Corporate and Other Distributed Products segment	3,167	1,028	14,536	11,551
Total non-cash share-based compensation expense	$4,325	$2,631	$19,802	$18,004

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$12,189	$14,206	$37,155	$39,479
Total segment revenues from contracts with customers	12,189	14,206	37,155	39,479
Revenues from sources other than contracts with customers	451,112	436,100	1,325,820	1,278,182
Total Term Life Insurance segment revenues	$463,301	$450,306	$1,362,975	$1,317,661

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$118,637	$96,269	$345,841	$286,192
Asset-based revenues	158,681	128,296	439,624	362,406
Account-based revenues	24,420	24,107	73,008	71,027
Other, net	3,445	3,646	10,013	10,128
Total segment revenues from contracts with customers	305,183	252,318	868,486	729,753
Revenues from sources other than contracts with customers (segregated funds)	13,605	13,755	39,412	40,942
Total Investment and Savings Products segment revenues	$318,788	$266,073	$907,898	$770,695

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$10,147	$9,474	$30,593	$28,472
Other, net	1,098	1,251	3,093	2,719
Total segment revenues from contracts with customers	11,245	10,725	33,686	31,191
Revenues from sources other than contracts with customers	46,518	47,025	133,469	181,486
Total Corporate and Other Distributed Products segment revenues	$57,763	$57,750	$167,155	$212,677

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$56,815	$59,880	$58,079	$61,372
Commissions revenue	4,830	4,988	15,906	15,890
Less: collections	(6,207)	(6,263)	(18,547)	(18,657)
Balance, at the end of period	$55,438	$58,605	$55,438	$58,605

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2024 to September 30, 2025. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2024 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Volatility in capital markets in recent periods has continued to impact our business. Strong equity market performance in 2023 and 2024 influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. Equity market prices have generally increased from the beginning of 2025 to September 30, 2025, which has continued to have a favorable impact on our Investment and Savings Products segment. The rise in market interest rates in 2022 and further rate increases in 2023 have largely driven the unrealized losses that have accumulated in our investment portfolio, although these unrealized losses have declined as interest rates decreased. We have not recognized losses caused by interest rate volatility in the income statement for securities where we have no present intention to dispose of them and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
New recruits	101,156	142,655	282,947	349,928
New life-licensed independent sales representatives	12,482	14,349	37,724	41,700

The number of new recruits decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decreases are partly driven by the comparison to the 2024 periods, which included exceptionally strong activity, but the number of new recruits remains in line with historical trends. Approximately 81,000 individuals were recruited as a result of special incentives that were in place following our biennial convention in the third quarter of 2024.

New life-licensed independent sales representatives decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024, likely influenced by the same period-over-period dynamics that impacted the decline in number of new recruits. Despite the year-over-year decline, licensing activity in 2025 has remained comparable to historical levels.

The size of the life-licensed independent sales force was as follows:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Life-licensed independent sales representatives, at period end	152,200	152,592	152,167	151,611

The number of life-licensed independent sales representatives remained relatively flat during the 2025 periods as agent licensing activity was consistent with agent non-renewals.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative (typically between 0.20 and 0.24), were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average number of life-licensed independent sales representatives	152,494	147,128	152,218	144,455
Number of new policies issued	79,379	93,377	255,644	280,732
Average monthly rate of new policies issued per life-licensed independent sales representative	0.17	0.21	0.19	0.22

The average number of life-licensed independent sales representatives increased for the three and nine months ended September 30, 2025 from the same periods in 2024 as a result of the cumulative impact of strong recruiting and licensing activity throughout 2024 that drove higher independent sales force counts in 2025.

New policies issued during the three and nine months ended September 30, 2025 decreased compared to the same periods in 2024. Factors that may have contributed to the decline include economic uncertainty among middle income households and challenging comparisons to the outsized life policy sales production noted in the prior year periods.

Productivity in the three and nine months ended September 30, 2025, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, was below our typical range and decreased from the same periods in 2024. The combination of lower life insurance policy sales as discussed above and growth in the size of the sales force since the beginning of 2024 have contributed to lower productivity.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2025	% of beginning balance	2024	% of beginning balance	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$968,312		$950,880		$953,583		$944,609
Net change in face amount:
Issued face amount	27,067	3%	30,793	3%	85,814	9%	92,673	10%
Terminations	(26,159)	(3)%	(25,264)	(3)%	(75,934)	(8)%	(76,827)	(8)%
Foreign currency	(2,196)	*	1,402	*	3,561	*	(2,644)	*
Net change in face amount	(1,288)	*	6,931	*	13,441	1%	13,202	1%
Face amount in-force, end of period	$967,024		$957,811		$967,024		$957,811

* Less than 1%.

The face amount of term life insurance policies in-force decreased slightly for the three months ended September 30, 2025 primarily as a result of a stronger U.S. dollar in relation to the Canadian dollar even as the face amount issued exceeded the face amount terminated. Issued face amount decreased during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the decrease in the number of new policies issued as discussed above. Policy terminations increased slightly during the three months ended September 30, 2025 compared to the same period in 2024 but were largely consistent when measured as a percentage of beginning face amount in-force.

The face amount of term life insurance policies in-force increased for the nine months ended September 30, 2025 as the face amount issued exceeded the face amount terminated. Issued face amount decreased during the nine months ended September 30, 2025 primarily due to the decrease in the number of new policies issued as discussed above. Policy terminations decreased modestly year-over-year during the nine months ended September 30, 2025 compared to the same period in 2024 but were largely consistent when measured as a percentage of beginning face amount in-force.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,298	$1,163	$135	12%	$3,860	$3,553	$307	9%
Canada retail mutual funds - with up-front sales commissions	186	146	40	27%	575	473	102	22%
Annuities and other	1,253	981	272	28%	3,635	2,857	778	27%
Total sales-based revenue generating product sales	2,737	2,290	447	20%	8,070	6,883	1,187	17%
Managed investments	717	412	305	74%	1,948	1,239	709	57%
Canada retail mutual funds - no up-front sales commissions	245	189	56	29%	760	584	176	30%
Segregated funds	13	14	(1)	(7)%	42	52	(10)	(19)%
Total product sales	$3,712	$2,905	$807	28%	$10,820	$8,758	$2,062	24%

The rollforward of asset values in client accounts were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2025	% of beginning balance	2024	% of beginning balance	2025	% of beginning balance	2024	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$120,224		$105,112		$112,082		$96,735
Net change in asset values:
Inflows	3,712	3%	2,905	3%	10,820	10%	8,758	9%
Redemptions (1)	(3,348)	(3)%	(2,649)	(3)%	(9,430)	(8)%	(8,200)	(8)%
Net flows (1)	364	*	256	*	1,390	1%	558	*
Change in fair value, net (1)	6,562	5%	5,676	5%	12,790	11%	14,306	15%
Foreign currency, net	(357)	*	203	*	531	*	(352)	*
Net change in asset values	6,569	5%	6,135	6%	14,711	13%	14,512	15%
Asset values, end of period	$126,793		$111,247		$126,793		$111,247
(1)
The previously reported statistical information of redemptions, net flows and change in fair value, net for the three and nine months ended September 30, 2024 have been restated to reflect a correction in our methodology for presenting redemptions and calculating the change in market value for Canadian mutual fund client assets. This restatement has no impact on our financial statements, results of operations, product sales, nor average and ending client asset values during the relevant periods. In addition, we have assessed the qualitative impact of this correction as immaterial, most notably due to the immaterial impact that higher projections of future client asset redemptions would have on future earnings estimates. Redemptions, net flows, and change in fair value, net were previously reported as $(2,461) million, $444 million, and $5,488 million, respectively, for the three months ended September 30, 2024, and $(7,617) million, $1,141 million, and $13,723 million, respectively, for the nine months ended September 30, 2024.

* Less than 1%.

Average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$58,410	$52,721	$5,689	11%	$55,794	$50,765	$5,029	10%
Canada retail mutual funds	16,452	13,959	2,493	18%	15,387	13,356	2,031	15%
Annuities and other	32,189	28,921	3,268	11%	30,795	27,647	3,148	11%
Managed investments	13,759	10,216	3,543	35%	12,488	9,466	3,022	32%
Segregated funds	2,307	2,334	(27)	(1)%	2,239	2,315	(76)	(3)%
Total average client asset values	$123,117	$108,151	$14,966	14%	$116,703	$103,549	$13,154	13%

Average number of fee-generating positions were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	Positions	%	2025	2024	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,448	2,393	55	2%	2,435	2,377	58	2%
Recordkeeping only	902	865	37	4%	893	857	36	4%
Total average number of fee-generating positions	3,350	3,258	92	3%	3,328	3,234	94	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2025

Product sales. Investment and savings product sales increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to sustained positive investor sentiment that followed strong equity market performance in 2023 and 2024 and continued during 2025. In particular, variable annuity product sales continued to grow as the guarantees offered by these products became more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates leading up to and continuing through the first nine months of 2025. In addition, the increase in product sales for managed investments resulted from continued strength in investor demand for these products as well as the expansion of investment strategies offered on our platform. U.S. retail mutual fund sales also increased compared to the prior year period due to strong investor demand.

Rollforward of client asset values. Client asset values increased during the three months ended September 30, 2025 and the three months ended September 30, 2024 primarily due to strong equity market performance, as well as positive net flows during the three months ended September 30, 2025. Partially offsetting these increases was movement in the foreign exchange rate as the U.S. dollar strengthened in relation to the Canadian dollar, which negatively impacted Canadian client asset values when translated to U.S. dollars for reporting purposes during the three months ended September 30, 2025.

Average client asset values. Average client asset values were higher for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily driven by the cumulative effect of strong market performance and net client asset inflows in 2024 and 2025.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2025

Product sales. Investment and savings product sales increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Client asset values increased during the nine months ended September 30, 2025 and the nine months ended September 30, 2024 primarily due to strong equity market performance, as well as positive net flows and movement in the foreign exchange rate as the Canadian dollar strengthened relative to the U.S. dollar both contributed to the increase in client asset values during the nine months ended September 30, 2025.

Average client asset values. Average client asset values were higher for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the same factors as described in the three month comparison.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$868,651	$852,452	$16,199	2%	$2,593,750	$2,538,856	$54,894	2%
Ceded premiums	(414,104)	(412,645)	1,459	*	(1,258,034)	(1,249,970)	8,064	*
Net premiums	454,547	439,807	14,740	3%	1,335,716	1,288,886	46,830	4%
Commissions and fees	325,490	271,901	53,589	20%	928,478	789,039	139,439	18%
Investment income net of investment expenses	56,907	57,017	(110)	*	168,796	164,719	4,077	2%
Interest expense on surplus note	(14,476)	(15,908)	(1,432)	(9)%	(43,766)	(47,352)	(3,586)	(8)%
Net investment income	42,431	41,109	1,322	3%	125,030	117,367	7,663	7%
Realized investment gains (losses)	170	311	(141)	*	(2,251)	882	(3,133)	*
Other investment gains (losses)	482	1,898	(1,416)	*	794	2,533	(1,739)	*
Investment gains (losses)	652	2,209	(1,557)	*	(1,457)	3,415	(4,872)	*
Other, net	16,732	19,103	(2,371)	(12)%	50,261	102,326	(52,065)	*
Total revenues	839,852	774,129	65,723	8%	2,438,028	2,301,033	136,995	6%

Benefits and expenses:
Benefits and claims	172,152	164,363	7,789	5%	499,507	480,714	18,793	4%
Future policy benefits remeasurement (gain) loss	(23,114)	(23,019)	95	*	(32,282)	(27,294)	4,988	*
Amortization of DAC	81,498	75,539	5,959	8%	240,091	221,231	18,860	9%
Sales commissions	174,688	142,254	32,434	23%	499,097	415,546	83,551	20%
Insurance expenses	64,131	63,529	602	*	193,299	189,363	3,936	2%
Insurance commissions	5,499	7,180	(1,681)	(23)%	17,374	24,213	(6,839)	(28)%
Interest expense	5,985	6,093	(108)	(2)%	17,990	18,964	(974)	(5)%
Other operating expenses	87,334	83,612	3,722	4%	275,462	257,561	17,901	7%
Total benefits and expenses	568,173	519,551	48,622	9%	1,710,538	1,580,298	130,240	8%
Income from continuing operations before income taxes	271,679	254,578	17,101	7%	727,490	720,735	6,755	*
Income taxes	64,886	59,841	5,045	8%	173,303	168,283	5,020	3%
Income from continuing operations	206,793	194,737	12,056	6%	554,187	552,452	1,735	*
Loss from discontinued operations, net of income taxes	-	(30,364)	(30,364)	*	-	(249,005)	(249,005)	*
Net income	$206,793	$164,373	$42,420	*	$554,187	$303,447	$250,740	*

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2025

Total revenues. Total revenues increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment and net premiums in our Term Life Insurance segment. Further discussion related to revenue movements are discussed in detail in the Segment Results section below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 largely due to higher sales commissions in our Investment and Savings Products segment. Also contributing to the year-over-year increase were higher benefits and claims and amortization of DAC in our Term Life Insurance segment. Insurance and other operating expenses increased in the 2025 period compared to the 2024 period primarily due to an increase in employee-related costs and higher growth-related costs. Further discussion related to benefits and expenses movements are discussed in detail in the Segment Results section below.

Income taxes. The effective income tax rate of 23.9% for the three months ended September 30, 2025 was largely consistent with the comparable effective income tax rate from continuing operations of 23.5% for the three months ended September 30, 2024.

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

Results for the Nine Months Ended September 30, 2025

Total revenues. Total revenues increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the same factors as described in the three month comparison. This increase was partially offset by a one-time $50.0 million gain recognized within Other, net revenue in our Corporate and Other Distributed Products segment in the prior year period related to payments received under a Representation and Warranty insurance policy.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the same factors as described in the three month comparison.

Income taxes. The effective income tax rate of 23.8% for the nine months ended September 30, 2025 was largely consistent with the comparable effective income tax rate from continuing operations of 23.3% for the nine months ended September 30, 2024. The effective tax rate in the 2024 period included two largely offsetting, non-recurring items. More specifically, we recognized a valuation allowance against e-TeleQuote state operating losses that was required to be presented in income tax expense from continuing operations, the impact of which was largely offset by the non-taxable $50.0 million gain noted above.

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

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$864,047	$847,626	$16,421	2%	$2,580,396	$2,524,615	$55,781	2%
Ceded premiums	(412,935)	(411,526)	1,409	*	(1,254,576)	(1,246,433)	8,143	*
Net premiums	451,112	436,100	15,012	3%	1,325,820	1,278,182	47,638	4%
Other, net	12,189	14,206	(2,017)	(14)%	37,155	39,479	(2,324)	(6)%
Total revenues	463,301	450,306	12,995	3%	1,362,975	1,317,661	45,314	3%
Benefits and expenses:
Benefits and claims	168,319	160,652	7,667	5%	488,287	470,766	17,521	4%
Future policy benefits remeasurement (gain) loss	(23,392)	(28,203)	(4,811)	*	(32,537)	(32,802)	(265)	*
Amortization of DAC	79,876	73,698	6,178	8%	235,184	216,105	19,079	9%
Insurance expenses	63,058	62,395	663	1%	189,919	185,849	4,070	2%
Insurance commissions	2,755	3,410	(655)	(19)%	7,641	13,242	(5,601)	(42)%
Total benefits and expenses	290,616	271,952	18,664	7%	888,494	853,160	35,334	4%
Income from continuing operations before income taxes	$172,685	$178,354	$(5,669)	(3)%	$474,481	$464,501	$9,980	2%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2025

Net premiums. Direct premiums increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by a slight increase in ceded premiums, which includes $2.1 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $0.7 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Direct benefits and claims increased with the growth in the business. Year-over-year claims incurred during the 2025 period were higher compared to the same period in 2024 but were lower than our LFPB assumptions.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and represents the impact of long-term assumption changes made during the third quarters of 2025 and 2024 in connection with the annual assumption reviews as well as differences in experience variances that occurred in each period. The remeasurement gain recognized in the 2025 period is primarily due to an assumption change related to a reduction of expected mortality benefits while the remeasurement gain recognized in the 2024 period was primarily related to a reduction of the expected cost of waiver of premium benefits. Refer to Note 11 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to continued growth in the in-force book of business.

Results for the Nine Months Ended September 30, 2025

Net premiums. Direct premiums increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by a slight increase in ceded premiums, which includes $18.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $10.5 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain slightly decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to differences in assumption changes and experience variances recognized during each period. Refer to Note 11 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

Insurance commissions. Insurance commissions decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of lower non-deferrable commissions as well as a small change in the dollar value of commissions deferred that was made beginning in the second quarter of 2024.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$118,637	$96,269	$22,368	23%	$345,841	$286,192	$59,649	21%
Asset-based revenues	172,286	142,051	30,235	21%	479,036	403,348	75,688	19%
Account-based revenues	24,420	24,107	313	1%	73,008	71,027	1,981	3%
Other, net	3,445	3,646	(201)	(6)%	10,013	10,128	(115)	(1)%
Total revenues	318,788	266,073	52,715	20%	907,898	770,695	137,203	18%
Expenses:
Amortization of DAC	1,355	1,540	(185)	(12)%	4,060	4,219	(159)	(4)%
Insurance commissions	3,485	3,499	(14)	*	10,229	10,242	(13)	*
Sales commissions:
Sales-based	82,867	66,333	16,534	25%	243,069	199,655	43,414	22%
Asset-based	87,337	71,012	16,325	23%	241,593	201,745	39,848	20%
Other operating expenses	49,522	43,778	5,744	13%	154,032	134,577	19,455	14%
Total expenses	224,566	186,162	38,404	21%	652,983	550,438	102,545	19%
Income from continuing operations before income taxes	$94,222	$79,911	$14,311	18%	$254,915	$220,257	$34,658	16%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2025

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in the 2025 period compared to the same period in 2024 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed investments and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of continued growth in product sales for variable annuities and U.S. retail mutual funds.

Sales commissions. The increases in sales-based and asset-based commissions for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were generally in line with the increases in sales-based revenues and asset-based revenues, respectively.

Other operating expenses. Other operating expenses for the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 largely due to higher variable growth-related costs and continued investments in technology and infrastructure.

Results for the Nine Months Ended September 30, 2025

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

Sales commissions. Sales commissions increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,604	$4,826	$(222)	(5)%	$13,354	$14,241	$(887)	(6)%
Ceded premiums	(1,169)	(1,119)	50	4%	(3,458)	(3,537)	(79)	(2)%
Net premiums	3,435	3,707	(272)	(7)%	9,896	10,704	(808)	(8)%
Commissions and fees	10,147	9,474	673	7%	30,593	28,472	2,121	7%
Investment income net of investment expenses	56,907	57,017	(110)	*	168,796	164,719	4,077	2%
Interest expense on surplus note	(14,476)	(15,908)	(1,432)	(9)%	(43,766)	(47,352)	(3,586)	(8)%
Net investment income	42,431	41,109	1,322	3%	125,030	117,367	7,663	7%
Realized investment gains (losses)	170	311	(141)	*	(2,251)	882	(3,133)	*
Other investment gains (losses)	482	1,898	(1,416)	*	794	2,533	(1,739)	*
Investment gains (losses)	652	2,209	(1,557)	*	(1,457)	3,415	(4,872)	*
Other, net	1,098	1,251	(153)	(12)%	3,093	52,719	(49,626)	*
Total revenues	57,763	57,750	13	*	167,155	212,677	(45,522)	(21)%
Benefits and expenses:
Benefits and claims	3,833	3,711	122	3%	11,220	9,948	1,272	13%
Future policy benefits remeasurement (gain) loss	278	5,184	(4,906)	*	255	5,508	(5,253)	*
Amortization of DAC	267	301	(34)	(11)%	847	907	(60)	(7)%
Insurance expenses	1,073	1,134	(61)	(5)%	3,380	3,514	(134)	(4)%
Insurance commissions	(741)	271	(1,012)	*	(496)	729	(1,225)	*
Sales commissions	4,484	4,909	(425)	(9)%	14,435	14,146	289	2%
Interest expense	5,985	6,093	(108)	(2)%	17,990	18,964	(974)	(5)%
Other operating expenses	37,812	39,834	(2,022)	(5)%	121,430	122,984	(1,554)	(1)%
Total benefits and expenses	52,991	61,437	(8,446)	(14)%	169,061	176,700	(7,639)	(4)%
Income (loss) from continuing operations before income taxes	$4,772	$(3,687)	$(8,459)	*	$(1,906)	$35,977	$(37,883)	*

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2025

Total revenues. Total revenues were largely consistent during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net investment income increased primarily due to continued growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2024 Annual Report and Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Investment gains decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a lower mark-to-market adjustment on equity securities held within our investment portfolio during the 2025 period compared to the prior year period.

Total benefits and expenses. Total benefits and expenses decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a future policy benefits remeasurement loss recorded in 2024 connection with the refinement of assumptions on a closed block of non-term life insurance. In addition, the segment recognized lower other operating expenses in the 2025 period primarily due to lower legal expenses and a non-recurring charge recognized in the 2024 period for corporate restructuring costs associated with the decision to exit the Senior Health business.

Results for the Nine Months Ended September 30, 2025

Total revenues. Total revenues decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The largest contributor to the decrease was a $50.0 million gain recognized in the prior year period within Other, net revenue related to payments received under a Representation and Warranty insurance policy as discussed further in Note 4 (Segment Information) to our unaudited condensed consolidated financial statements included elsewhere in this report. Also contributing to the revenue decline was the recognition of $2.0 million of investment losses in the 2025 period related to the tender of bonds from a certain issuer that allowed us to reinvest the proceeds at current market interest rates rather than accept replacement bonds from the issuer at less favorable terms and a lower mark-to-market adjustment on equity securities held within our investment portfolio during the 2025 period compared to the prior year period. The decrease was partially offset by higher net investment income primarily due to continued growth of the invested asset portfolio in 2025.

Total benefits and expenses. Total benefits and expenses decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the same factors as described in the three month comparison.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2025, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	September 30, 2025	December 31, 2024
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.4 years	5.1 years
Average book yield of our fixed-maturity portfolio	4.27%	4.14%

The distribution of fixed-maturity securities in our investment portfolio (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	September 30, 2025		December 31, 2024
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$633,207	19%	$615,348	20%
AA	478,586	15%	414,052	13%
A	787,464	24%	770,616	24%
BBB	1,343,722	41%	1,315,973	42%
Below investment grade	30,845	*	36,548	1%
Not rated	2,790	*	2,957	*
Total	$3,276,614	100%	$3,155,494	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	September 30, 2025
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Government of Canada	$16,537	$16,905	$(368)	AAA
ONEOK Inc.	15,259	15,443	(184)	BBB
Province of Alberta Canada	14,954	15,363	(409)	AA-
Morgan Stanley	14,925	14,844	81	BBB+
Province of Ontario Canada	14,527	14,601	(74)	A+
Ontario Teachers’ Pension Plan	13,790	14,242	(452)	AA+
Realty Income Corp	13,685	13,982	(297)	A-
Manulife Financial Corp	13,087	13,373	(286)	A
Berkshire Hathaway Inc	12,683	12,500	183	AA
Province of Quebec Canada	12,385	12,487	(102)	AA-
Total – ten largest holdings	$141,832	$143,740	$(1,908)
Total – fixed-maturity securities	$3,160,450	$3,276,614
Percent of total fixed-maturity securities	4%	4%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 5 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of September 30, 2025, the Parent Company had cash and invested assets of $370.2 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2025	2024	$
	(In thousands)
Net cash provided by (used in) operating activities	$562,934	$591,448	$(28,514)
Net cash provided by (used in) investing activities	(115,811)	(181,570)	65,759
Net cash provided by (used in) financing activities	(491,638)	(471,776)	(19,862)
Effect of foreign exchange rate changes on cash	1,549	(1,108)	2,657
Change in cash and cash equivalents	$(42,966)	$(63,006)	$20,040

Operating Activities. Cash flows provided by operating activities decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 largely due to the timing of purchases, maturities, and sales of financial instruments classified as trading securities, which are classified as cash flows from operating activities. Cash flows from receipts and payments of other items that were attributable to operating activities were primarily influenced by timing differences that largely offset in the aggregate when comparing the 2025 period to the 2024 period.

Investing Activities. Cash flows used in investing activities decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our available-for-sale investment portfolio, partially offset by the impact of the $50.0 million received under a Representation and Warranty insurance policy in the 2024 period. In addition, $18.6 million of cash was included in the disposal of the Senior Health business in the 2024 period.

Financing Activities. Cash flows used in financing activities increased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of September 30, 2025, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of September 30, 2025, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of September 30, 2025. No events of default occurred during the three and nine months ended September 30, 2025.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2025.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility contains language that allows for the Company and the lenders to agree on a comparable or successor reference rate in the event SOFR is no longer available. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of September 30, 2025,no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2025, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2025	163,944	$273.55	163,872	$158,091,522
August 1 - 31, 2025	162,576	270.62	162,576	114,095,401
September 1 - 30, 2025	153,855	260.02	153,824	74,098,791
Total	480,375	$268.23	480,272	$74,098,791

(1)
Consists of repurchases of (a) 103 shares of common stock at an average price of $272.04 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Primerica, Inc.

November 6, 2025	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)