Form 10-K
period 2025-12-31
Primerica, Inc.
filed 2026-02-27
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025, was $8,880,345,744. The number of shares of the registrant’s Common Stock outstanding at January 31, 2026, with $0.01 par value, was 31,659,906.

Documents Incorporated By Reference

Certain information contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 21, 2026 is incorporated by reference into Part III hereof.

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

Risks Related to Our Insurance Business and Reinsurance

•
Our life insurance business may face significant losses or volatility if our actual experience differs from our expectations regarding mortality, reinsurance, persistency, or disability.
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
•
The Company’s, or the securities-licensed independent sales representatives’ violations of, or non-compliance with, laws and regulations of the securities business could expose us to material liabilities.
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

Risks Related to Our Mortgage Brokerage Business

•
Licensing requirements will impact the size of the mortgage loan independent sales force, which could adversely affect our mortgage brokerage business.
•
Our U.S. mortgage brokerage and Canadian mortgage referral business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business.
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
•
The development and use of artificial intelligence present risks and challenges that could materially adversely affect our business.
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
•
Uncertainty in the legislative and regulatory climate with regard to financial services may adversely affect our business.
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

v

PART I

ITEM 1. BUSINESS.

Primerica, Inc. (“Primerica” or the “Parent Company” and, together with its direct and indirect subsidiaries, “we”, “us” or the “Company”) is a leading provider of financial products and services to middle-income households in the United States and Canada with 151,524 life insurance-licensed sales representatives as of December 31, 2025. These independent licensed representatives (“independent sales representatives” or “independent sales force”) assist our clients in meeting their needs for term life insurance, which we underwrite, and mutual funds, annuities, managed investments, and other financial products, which we distribute primarily on behalf of third parties. We insured over 5.5 million lives and had approximately 3.1 million client investment accounts as of December 31, 2025. Our business model uniquely positions us to reach underserved middle-income consumers in a cost-effective manner and has proven itself in both favorable and challenging economic environments.

Our purpose is to create financially independent families. Our strategic vision, in support of this purpose, is to build unparalleled financial services distribution capabilities that enable our clients, independent sales force, home office associates and stockholders to achieve their financial goals. The guiding principles that underlie our strategic vision are serving middle-income families, maximizing the success of the independent sales force, preserving and strengthening our culture, and protecting our business model.

Our strategic plan includes the following growth pillars:

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
•
Proactively ensure the Company’s image accurately reflects who we are.

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
•
Primerica Life Insurance Company (“Primerica Life”), our principal life insurance underwriting company; and
•
PFS Investments Inc. (“PFS Investments”), our principal investment and savings products company, broker-dealer and registered investment adviser.

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

Fee-Based and Complementary Nature of Primary Business Segments

We use three operating segments to organize, evaluate and manage our business: Term Life Insurance; Investment and Savings Products; and Corporate and Other Distributed Products. The complementary nature of our two primary operating segments: Term Life Insurance and Investment and Savings Products, reflects the different ways each responds to macroeconomic factors and client needs. Clients purchasing a life insurance policy are typically in their mid-30s, have modest savings, and are often more sensitive to cost-of-living pressures. In contrast, clients purchasing investment products range from those just starting to save for the future to those who have accumulated significant assets over time.

The financial results of our Term Life Insurance segment benefit from the stability of a large in-force block of life insurance policies, with a substantial portion of revenues generated from recurring premiums. Since we reinsure up to 90% of the mortality risk of our existing life insurance policies, claims expense is largely fixed. This reduces earnings volatility and results in revenues that exhibit characteristics similar to those of a fee-based model; resembling commissions and substantially eliminating traditional insurance underwriting mortality risk. The financial results of our Investment and Savings Products segment benefit from clients’ long-term investment focus and the expected intergenerational transfer of wealth, which should continue to favorably impact demand for the mutual funds, annuity products and management investments we distribute. Revenues in this segment are entirely fee-based, which include sales commissions and investment advisory and administrative service fees.

Collectively, our revenue streams, which are either fee-based or exhibit characteristics similar to fee-based revenues, generate substantial cash flow and contribute to strong returns on invested capital.

Our Clients

Our clients are generally middle-income consumers, which we define as households with $30,000 to $130,000 of annual income. According to the 2024 U.S. Census Bureau Current Population Survey, the latest period for which data is available, approximately 52% of U.S. households fall in this range. We believe that we understand the financial needs of the middle-income segment:

•
Many have inadequate or no life insurance coverage. Individual life insurance sales in the United States declined from 12.9 million policy sales in 1975 to 9.3 million policy sales in 2024, the latest period for which data is available, according to Life Insurance Marketing and Research Association, a worldwide association of insurance and financial services companies. We believe that term life insurance, which we have provided to middle-income clients for nearly 50 years, is generally the best option for them to meet their life insurance needs.
•
Many need help investing and saving for retirement and other personal goals. Many middle-income families find it challenging to invest and save for retirement and other personal needs. By developing personalized savings programs for our clients using our proprietary Financial Needs Analysis tool (“FNA”) and offering a wide range of mutual funds, annuities, managed investments and segregated fund products sponsored and managed by established firms, independent sales representatives are well equipped to help clients develop long-term savings plans to address their financial needs. We allow our clients to establish monthly contributions to investment savings plans with as little as $25 per month.
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

Our distribution model is designed to:

•
Address our clients’ financial needs. Independent sales representatives use our proprietary FNA tool and an educational approach to demonstrate how our product offerings can provide financial protection and help our clients save for retirement and other needs, and manage their debt. Typically, our clients are the friends, family members and personal acquaintances of the independent sales representatives. Meetings are generally held in informal, face-to-face settings either in person or through remote communication tools, usually while clients are in their homes.
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
•
Highly accessible and low cost to entry: By offering a flexible time commitment opportunity, we are able to attract a significant number of recruits who desire to earn supplemental income and generally concentrate on smaller-sized transactions typical of middle-income consumers. Independent sales representatives are able to start their businesses with low fees, for which they receive technological support, pre-licensing training and access to licensing examination preparation programs. Independent sales representatives sell or refer products directly to consumers, and therefore our business opportunity does not require recruits to purchase and resell our products. Most independent sales representatives begin selling products on a part-time basis, which enables them to hold jobs while exploring an entrepreneurial business opportunity with us.
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
•
Large, warm market-based sales force: Members of the independent sales force typically start their Primerica businesses by serving their friends, family members and personal acquaintances through individually driven networking activities. We believe that this warm market approach is an effective way to distribute our product offerings because it facilitates face-to-face interaction initiated by a trusted acquaintance of the prospective client, which is difficult to replicate using other distribution approaches. Due to the large size of the independent sales force and the active recruiting of new independent sales representatives, the independent sales force is able to continually access an expanding base of prospective clients without engaging costly media channels.
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

RVPs establish and maintain their own offices, which we refer to as field offices. Additionally, as independent entrepreneurs, they are responsible for, and have control over, the costs of their administrative staff, marketing materials, travel, training and certain recognition events for the independent sales representatives in their respective sales organizations. Field offices provide a location for independent sales representatives to conduct recruiting meetings, training events and sales-related meetings, disseminate our Intranet-streamed broadcasts, conduct compliance functions, and house field office business records. Some business locations house more than one field office. At December 31, 2025, approximately 6,000 field offices in 3,200 locations were managed by independent sales representatives that served as RVPs. Independent sales representatives also leverage remote communication tools to conduct field office meetings. RVPs play a major role in training, motivating and monitoring their independent sales force organizations.

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

The following table provides information on new recruits and life insurance-licensed independent sales representatives:

	Year ended December 31,
	2025	2024	2023
Number of new recruits	358,316	445,425	361,925
Number of newly life insurance-licensed independent sales representatives	48,722	56,320	49,096
Number of life insurance-licensed independent sales representatives, at period end	151,524	151,611	141,572
Average number of life insurance-licensed independent sales representatives during period	152,117	145,975	137,760

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

In 2024, we hosted our biennial international convention, which was attended by approximately 40,000 people, at the Mercedes-Benz Stadium in Atlanta, Georgia. New recruits and independent sales representatives who attend our convention and associated meetings do so at their own expense, which we believe further demonstrates their commitment to our organization and mission. In lieu of a biennial international convention in 2026, we will hold five regional summits in the U.S. and Canada in 2026 and then host our next international convention in July 2027 at the Mercedes-Benz Stadium, which aligns with the Company’s 50th anniversary.

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

Our Point-of-Sale Application Tool: Our point-of-sale technology, TurboApps, streamlines the application process for our insurance and investment products. These applications automatically populate client information from the FNA and other external sources to eliminate redundant data collection and provide real-time feedback to eliminate incomplete and illegible applications. Integrated with our paperless field office management system described below and with our home office systems, TurboApps allows RVPs and us to realize the efficiencies of straight-through-processing of application data and other information collected on independent sales representatives’ mobile devices, which results in expedited processing of product sales. TurboApps also features EZ-Key, which is a tool that helps independent sales representatives guide clients through the investment decision process and ultimately provides investment alternatives based on the client’s individual situation. TurboApps is available on the independent sales representatives’ portal, POL, and our mobile platform, the Primerica App.

Primerica App: Our mobile Primerica App platform has been adopted broadly and provides the independent sales force with access to the critical components needed to start, build and maintain their businesses. We continually enhance and expand the scope and resources available on this strategic platform.
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

Our compensation structure pays commissions to the independent sales representative who sells the product and to several representatives above the selling representative within his or her sales organization.

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

We also pay bonuses as a percentage of premiums to RVPs with respect to sales of term life insurance policies and riders, up to a maximum premium. Bonuses are paid to RVPs for achieving specified production levels.

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

The following table provides information on our principal product offerings and the principal sources thereof by operating segment as of December 31, 2025.

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
American Funds (U.S.)
Equitable Distributors, LLC (U.S.)
Nuveen, LLC (U.S.)
VOYA Financial, Inc. (U.S.)
Fidelity Investments (U.S.)
Franklin Templeton Investments (U.S.)
Invesco (U.S.)
AGF Investments (Canada)
Mackenzie Investments (Canada)
Other fund companies and plan administrator providers
	Managed Investments	PFS Investments (dba Primerica Advisors) (as a program sponsor) (U.S.)
	Variable Annuities	Corebridge Financial, Inc. (U.S.)
Brighthouse Financial, Inc. (U.S.)
Equitable Distributors, LLC (U.S.)
Lincoln National Corporation (U.S.)
	Fixed Indexed Annuities	Corebridge Financial, Inc. (U.S.)
Lincoln National Corporation (U.S.)
Trans-Oceanic Life Insurance Company (Puerto Rico)
Universal Life Insurance Company (Puerto Rico)
	Fixed Annuities	Corebridge Financial, Inc. (U.S.)
Trans-Oceanic Life Insurance Company (Puerto Rico)
Universal Life Insurance Company (Puerto Rico)
	Segregated Funds underwritten by Primerica	Primerica Life Canada (Canada)
	Segregated Funds underwritten by a third-party	The Canada Life Assurance Company (Canada)
Corporate and Other Distributed Products	Mortgage Loans (1)(2)	Rocket Mortgage, LLC (U.S.)
Spring EQ LLC (U.S.)
8Twelve Mortgage Corp. (Canada)
	Prepaid Legal Services	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	ID Theft Defense	Pre-Paid Legal Services, Inc. (U.S. and Canada)
	Supplemental Health and Accidental Death & Disability Insurance	The Edge Benefits Inc. and its affiliates (Canada)
	Auto and Homeowners’ Insurance (3)	Various insurance companies, as offered through Answer Financial, Inc. (U.S.)
SurexDirect.com Ltd. (Canada)
	Home Automation Solutions	Vivint, Inc. (U.S.)

(1)
In the U.S., mortgage loans are made by Rocket Mortgage, LLC and Spring EQ LLC. In Canada, representatives refer mortgage loans to 8Twelve Mortgage Corp.
(2)
In Canada, referrals only.
(3)
In the U.S. and Canada, referrals only.

Term Life Insurance

Through our three life insurance subsidiaries – Primerica Life, NBLIC and Primerica Life Canada – we offer term life insurance to clients in the United States, its territories, and Canada. We are a leading provider of individual term life insurance in the United States.

We believe that term life insurance is generally a better alternative for middle-income clients than cash value life insurance. Term life insurance provides a guaranteed death benefit if the insured dies during the fixed coverage period of an in-force policy, thereby providing financial protection for his or her named beneficiaries in return for the periodic payment of premiums. Term life insurance products, which are sometimes referred to as pure protection products, have no savings or investment features. By buying term life insurance rather than cash value life insurance, a policyholder pays a lower premium over the level term period and, as a result, may have funds available to invest for retirement and other needs. We also believe that a person’s need for life insurance is inversely proportional to that person’s need for retirement savings, a concept we refer to as the theory of decreasing responsibility. Young adults with children, new mortgages and other obligations need to buy higher amounts of insurance to protect their family from the loss of future income resulting from the death of a primary earner. With its lower premium over the level term period, term life insurance lets young families buy more coverage for their premium dollar when their needs are greatest and still have the ability to have funds for their retirement and other savings goals.

We design our term life insurance products to be easily understood by, and meet the needs of, our clients. Clients purchasing our term life insurance products generally seek stable, longer-term income protection products for themselves and their families. In response to this demand, we offer term life insurance products with initial level-premium coverage periods that range from 10 to 35 years and a wide range of coverage face amounts. Policies remain in-force until expiration of the coverage period or until the policyholder ceases to make premium payments and terminates the policy. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. After the initial policy term, the policyholder has the option to continue coverage by renewing or exchanging his or her contract. Both options result in higher premiums due to the policyholder’s more advanced age.

We introduced our new generation of life insurance products in all jurisdictions in October 2022, except New York where we launched these products in September 2025. The Primerica PowerTerm (“PowerTerm”) product is our rapid issue term life insurance product that provides for face amounts of up to $300,000 (local currency). PowerTerm allows an independent sales representative to submit an application via TurboApps, during which the Company collects information compliant with the Fair Credit Reporting Act (“FCRA”) from external data sources to inform the underwriting process. The Company uses this data and the client’s responses to application questions to determine any additional underwriting requirements. Results of these processes are reported in real time to our underwriting system, which then determines whether or not we can rapidly issue a policy.

We also offer our Primerica PrecisionTerm (“PrecisionTerm”) product, which is our traditionally underwritten term life insurance product for face amounts in excess of $150,000 (local currency). PrecisionTerm allows an independent sales representative to submit an application via TurboApps. The Company then collects information from external data sources that are traditional in nature, excluding credit scores. Most applicants are required to undergo traditional paramedical testing requirements to complete the underwriting process; however, certain applicants may have testing waived based on application and external data information. Policies with face amounts less than or equal to $300,000 and greater than $150,000 may be issued as either PowerTerm or PrecisionTerm products depending on the underwriting method the insured prefers.

The average face amount of our in-force policies issued in 2025 was approximately $252,900. The following table sets forth the number of term life insurance policies issued:

	Year ended December 31,
	2025	2024	2023
Life insurance issued:
Number of policies issued	331,787	370,396	358,860

The following table sets forth selected information regarding our term life insurance product portfolio:

	Year ended December 31,
	2025	2024	2023
Life insurance issued:
Face amount issued (in millions)	$111,882	$122,233	$119,102

	December 31,
	2025	2024	2023
Life insurance in force:
Number of policies in force	3,010,563	3,003,909	2,959,006
Face amount in force (in millions)	$967,612	$953,583	$944,609

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

Under our current underwriting guidelines, we individually assess each insurable adult applicant and place each applicant into one of ten risk classifications that has specific criteria based on current health, medical history, and other risk factors. We may decline an applicant’s request for coverage if his or her health or activities create unacceptable risks. Our PowerTerm and PrecisionTerm products cover one adult life per policy.

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

To accommodate the significant volume of insurance business that we process, we and the independent sales force use specialized technology. We offer independent sales representatives an electronic life insurance application that supports our term life insurance products. Almost all of the life insurance applications we received in 2025 were submitted electronically via TurboApps. Independent sales representatives may utilize video collaboration tools to assist with the completion of the life insurance application and submit completed applications through TurboApps. Our PowerTerm and PrecisionTerm electronic life insurance applications have technology to streamline the application process and deliver a superior experience by using industry-standard security, identity verification (in the U.S. only), precise and real-time underwriting to speed up processing time and reduce errors in submitted applications. Electronic disclosure delivery and digital client signatures through third-party technology, seamless banking information importation, and simple policy language provide a convenient client experience.

Claims Management. Claims fall into three categories: death, waiver of premium (applicable to disabled policyholders who purchased this benefit for which we agree to waive life insurance premiums during a qualifying disability), or terminal illness. The claim may be reported by an independent sales representative, a beneficiary or, in the case of qualifying disability or terminal illness, the policyholder. Our insurance subsidiaries processed over 17,000 life insurance death benefit claims in 2025 on policies underwritten by us and sold by independent sales representatives. Following are the benefits paid by us for each category of claim:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Death	$1,764,049	$1,793,402	$1,779,822
Waiver of premium	65,191	61,816	57,737
Terminal illness (1)	20,674	20,510	16,433

(1)
We consider claims paid for terminal illness to be loans made to the policyholder that are repaid to us from the death benefit upon the death of the insured.

In the United States, after coverage has been in force for two years, we may not contest the policy for misrepresentations in the application. The contestability period for suicide of the insured is one to two years depending on state regulation. In Canada, we have a similar two-year contestability period, but we are permitted to contest insurance fraud at any time. As a matter of policy, we do not contest any coverage issued by Primerica Life to replace the face amount of another insurance company’s individual coverage to the extent the replaced coverage would not be contestable by the replaced company. We believe this approach helps independent sales representatives sell replacement policies, as it reassures clients that claims made under their replacement policies are not more likely to be contested as to the face amount replaced. Through our claims administration system, we record, process and pay the appropriate benefit for any reported claim. Our claims system is used by our home office claims adjusters to order medical and investigative reports from third-party providers, calculate amounts due to the beneficiary (including interest), and report payments to the appropriate reinsurance providers.

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

While most of our reinsurance agreements have indefinite terms, both we and our reinsurers are entitled to discontinue any reinsurance agreement as to future policies by giving advance notice of 90 days to the other party. Each reinsurer’s ability to terminate coverage for existing policies is limited to circumstances such as a material breach of contract or nonpayment of premiums by us. Each reinsurer has the right to increase rates with certain restrictions. If a reinsurer increases rates, we have the right to immediately recapture the business. Either party may offset any balance due from the other party. For additional information on our reinsurance, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) and Note 7 (Reinsurance) to our consolidated financial statements included elsewhere in this report.

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

Through PFS, PFS Investments, Primerica Life Canada, PFSL Investments Canada, and licensed independent sales representatives, we distribute and sell to our clients a variety of investment products: mutual funds; managed investments; variable, index-linked, fixed and fixed indexed annuities; and segregated funds. As of December 31, 2025, approximately 25,620 independent sales representatives were licensed to distribute mutual funds in the United States (including Puerto Rico) and Canada. As of December 31, 2025, approximately 13,655 independent sales representatives were licensed and appointed to distribute annuities in the United States and approximately 11,136 independent sales representatives were licensed to sell segregated funds in Canada.

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

During 2025, Franklin Templeton, Invesco, American Funds and Fidelity collectively accounted for approximately 99% of our mutual fund sales in the United States. Franklin Templeton and Invesco each have large wholesaling teams that support the independent sales force in distributing their mutual fund products. Our selling agreements with these firms all have indefinite terms and provide for termination at will.

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

In Canada, PFSL Investments Canada serves as the exclusive principal distributor for two families of mutual funds (the “PD Funds”) that are managed by well-established, unrelated investment fund managers. The PD Funds are: (i) the AGF Platform Funds, which consist of a range of mutual funds managed by AGF Investments Inc. (“AGF”); and (ii) the Mackenzie FuturePath Funds, which consist of a range of mutual funds managed by Mackenzie Financial Corporation. PFSL Investments Canada has an exclusive right to distribute the PD Funds and, as a principal distributor, it markets the PD Funds through its representatives. Like our U.S. fund family, the PD Funds asset management partners we have chosen in Canada have a diversified offering of equity, fixed-income and money market funds, including domestic and international funds with a variety of investment styles. Our model of offering PD Funds from more than one investment fund manager continues to be examined by Canadian regulators and may be modified.

In addition to the PD Funds, under limited circumstances, PFSL Investments Canada can offer investments in mutual funds that it marketed prior to the launch of the PD Funds, which include the Primerica-branded Concert™ Series funds and other non-proprietary funds (collectively, the “Legacy Canada Mutual Funds”). PFSL Fund Management is the Investment Fund Manager of the Concert™ Series funds. These limited circumstances primarily consist of pre-authorized purchases made pursuant to a systematic investment plan for clients already invested in these funds. Our Concert™ Series funds consist of six different asset allocation funds and a money market fund with varying investment objectives. Each Concert™ Series fund is a fund of funds that allocates fund assets among equity, income and money market mutual funds of AGF. The asset allocation within each Concert™ Series fund is determined on an advisory contract basis by a third-party investment advisor.

A key part of our investment philosophy for our clients is the long-term benefits of dollar cost averaging through systematic investing. To accomplish this, we assist our clients by facilitating monthly contributions to their investment accounts by bank drafts against their checking accounts for as little as $25 per month. During the year ended December 31, 2025, average client assets held in individual retirement accounts in the United States and Canada accounted for an estimated 74% and 62%, respectively, of total average client account assets. The Canadian counterpart to IRAs in the United States are Registered Retirement Savings Plans (“RRSPs”). RRSPs and IRAs behave similarly, providing tax advantaged treatment and enabling clients to earn income on a tax-deferred basis. Our high concentration of retirement plan accounts and our systematic savings philosophy are beneficial to us as these accounts tend to have lower redemption rates than the industry and, therefore, generate more recurring asset-based revenues.

In the United States, we also offer Employer Sponsored Retirement Plans (“ESRP”), such as 401(k) plans, primarily to small and medium-sized businesses. The ESRPs we distribute are offered by a limited number of third-party providers, including American Funds Distributors, Inc., Equitable Distributors, LLC and VOYA Financial, Inc., which together account for most of our ESRP business. In addition, we distribute 457(b) plans to governmental entities. Our licensed independent sales representatives generally provide educational and administrative services with respect to ESRPs, which include helping our ESRP clients understand the benefits of offering a tax-deferred retirement plan and assisting their employees to realize the need to save for retirement and the benefits of doing so in an ESRP.

Managed Investments. PFS Investments (dba Primerica Advisors) is a registered investment advisor in the United States, and it offers a managed investments program, Primerica Advisors Lifetime Investment Program (the “Lifetime Investment Program”), which we launched in 2017. The Lifetime Investment Program is a robust advisory offering designed for clients who have at least $25,000 of investable assets. It provides our customers access to investment models designed and managed by several unaffiliated investment advisers. PFS Investments, as sponsor and portfolio manager of the program, evaluates models for inclusion in the program and conducts ongoing due diligence of the models and unaffiliated investment advisers made available through the program. As of December 31, 2025, we used 12 unaffiliated investment advisers. Primerica Brokerage Services, Inc. (“PBSI”), a wholly owned affiliate of Primerica, is the introducing broker-dealer for customer accounts managed through the Lifetime Investment Program. Pershing LLC (“Pershing”), an unaffiliated clearing firm, provides custody, trade execution, clearing, settlement and related services through a fully disclosed clearing agreement with PBSI.

Variable Annuities. U.S. securities licensed independent sales representatives distribute variable annuities issued by American General Life Insurance Company and its affiliates (“Corebridge”), Equitable Financial Life Insurance Company (“Equitable Life”), Lincoln National Life Insurance Company and its affiliates (“Lincoln National”) and Brighthouse Life Insurance Company (“Brighthouse Life”). Variable annuities are insurance products that enable our clients to invest in accounts with attributes similar to mutual funds, but also have benefits not found in mutual funds, including death benefits that protect beneficiaries from losses due to a market downturn and income benefits that guarantee future income payments for the life of the policyholder(s). We also offer index-linked annuities issued by Equitable Life, Brighthouse Life and Lincoln National. Index-linked annuities are insurance contracts that provide investors with potential growth, subject to a cap, and partial downside protection against losses. Gains and losses are measured over a fixed period, typically three to six years, based on the performance of a securities index. Although linked to an index, an investment in these contracts does not involve ownership of any underlying portfolio securities by the client. Each of these companies bears the insurance risk on its variable annuities and index-linked variable annuities that we distribute.

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

Fixed Annuities. In Puerto Rico, we currently offer two fixed annuity products: a fixed annuity and a fixed bonus annuity underwritten by Corebridge, Trans-Oceanic Life, and Universal Life. These products provide guarantees against loss with several income options.

Segregated Funds. In response to Canadian regulatory changes, we signed an agreement with The Canada Life Assurance Company (“Canada Life”), a third-party insurance company, to distribute segregated fund contracts underwritten by Canada Life. In 2025, we rolled out our distribution of these contracts as our primary segregated fund product offering.

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

There are three fund products within our Common Sense FundsTM segregated funds: the Asset Builder Funds, the Strategic Retirement Income Fund (“SRIF”), and a money market fund known as the Cash Management Fund. The investment objective of Asset Builder Funds is long-term capital appreciation combined with some guarantee of principal. Unlike mutual funds, our Asset Builder Funds product guarantees clients at least 75% of their net contributions (net of withdrawals) at the earlier of the date of their death or at the Asset Builder Funds’ maturity date, which is selected by the client. The portfolio consists of both equities and fixed-income securities with the equity component consisting of a pool of primarily large cap Canadian and U.S. equities and the fixed-income component consisting of Canadian federal government zero coupon treasuries and government-backed floating rate notes. The portion of the Asset Builder Funds’ portfolio allocated to zero coupon treasuries are held in sufficient quantity to satisfy the guarantees payable at the maturity date of each Asset Builder Fund. As a result, our potential loss exposure is very low as it comes from the guarantees payable upon the death of the client prior to the maturity date.

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

With the guarantee level at 75% and in light of the time until the scheduled maturity of our Common Sense FundsTM segregated funds contracts, we currently do not believe it is necessary to allocate any corporate capital as reserves for segregated fund contract benefits.

Investment and Savings Products Revenue. In the United States, we earn fee revenue from our Investment and Savings Products business in three ways: up front commissions and payments earned on the sale of such products; trailing fees and payments earned based upon client asset values; and account-based revenue. On the sale of mutual funds (not including managed investments) and annuities, we earn a dealer re-allowance or commission on new purchases as well as trail commissions on the assets held in our clients’ accounts. We also receive marketing and distribution fees from most of our mutual fund and annuity providers and asset managers participating in the Lifetime Investment Program. These payments are typically a percentage of sales or a percentage of the clients’ total asset values, or a combination of both. For investments in the Lifetime Investment Program, we receive asset-based fees as compensation for the investment advisory and other administrative services we provide to investors.

As the IRS-approved non-bank custodian for certain funds noted above, PFS Investments receives an annual custodian fee on a per-account basis. As explained above, PSS receives transfer agent recordkeeping fees for the services it provides to the fund families noted above in the “Mutual Funds” section. Recordkeeping fees are received on a per-position basis, so that accounts with multiple fund positions generate a recordkeeping fee for each position.

Because the total amount of these fees fluctuates with the number of such accounts and positions within those accounts, the opening or closing of accounts has a direct impact on our revenues. From time to time, the fund companies for which we provide these services request that accounts or positions with small balances be closed.

In Canada, we earn revenue from the distribution of PD Funds primarily in the form of fees paid based upon client asset values, which include dealer services fees that are paid monthly to us by clients and principal distributor fees which are paid to us on a periodic basis by the PD Funds asset managers. PFSL Investments Canada also earns revenue from sales-based up-front commissions on PD Funds if such commissions are negotiated between investors and PFSL Investments Canada independent sales representatives. PFSL Investments Canada may also earn annual account maintenance fees for PD Funds client accounts under certain conditions. PFSL Investments Canada continues to earn revenue from Legacy Canada Mutual Funds in the form of up-front commissions on mutual fund sales (only if negotiated between the independent sales representative and the investor) and fees based upon client asset values.

For segregated fund products underwritten by Primerica Life Canada, we earn revenue primarily from fees based upon client asset values in the form of investment advisory fees. For segregated fund contracts underwritten by Canada Life, we receive an ongoing trail commission as well as a revenue share based on the value of the assets in the segregated fund contracts. We may also earn deferred sales charges for early withdrawals at an annual declining rate within seven years of an investor’s contribution date for segregated funds contracts underwritten by Primerica Life Canada and entered into prior to June 2023. We may also earn revenue from sales-based up-front commissions paid by the investor (if such commissions are negotiated between investors and the independent sales representatives) or from sales-based up-front commissions paid by Canada Life (subject to chargeback upon early withdrawal by the investor).

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

We have a contractual arrangement with Rocket Mortgage, LLC (“Rocket Mortgage”), a mortgage lender, whereby Primerica Mortgage, LLC (“Primerica Mortgage”), a state-licensed mortgage broker, offers refinance mortgages, purchase-money, and second mortgages through its mortgage loan originator licensed representatives. We also have a program with Spring EQ LLC, a mortgage lender, whereby Primerica Mortgage offers second mortgages and home equity lines of credit through its mortgage loan originator licensed representatives. In 2025, we continued to expand our mortgage program into new states.

We receive compensation from the mortgage lenders for each closed loan based on a fixed percentage of the loan amount (subject to regulatory maximums) for mortgage brokering services provided and pay compensation to the representatives for services rendered, also based on a fixed percentage of the loan amount.

We offer our U.S. and Canadian clients a Primerica-branded prepaid legal services program on a subscription basis that is underwritten and provided by Pre-Paid Legal Services, Inc. The prepaid legal services program offers a network of attorneys in all states, and certain provinces and territories, to assist subscribers with legal matters such as drafting wills, living wills and powers of attorney, trial defense and motor vehicle-related matters. We receive commissions based on sales and renewals of these subscriptions and pay compensation to the representatives based on commissions we collect.

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

In Canada, we have a referral program for mortgage loan products offered by third-party lender 8Twelve Mortgage Corp. Due to regulatory requirements, independent sales representatives in Canada only refer clients to the lender and are not involved in the loan application and closing process. We receive referral fees based on the funded loan amount and, in turn, pay a commission to independent sales representatives.

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

Regulatory authorities periodically make inquiries regarding compliance by us and our subsidiaries with insurance, securities, mortgage and other laws and regulations regarding the conduct of our insurance, securities, and mortgage businesses. At any given time, a number of financial or market conduct examinations of our subsidiaries may be ongoing. We cooperate with such inquiries and take corrective action when warranted.

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

Our U.S. insurance subsidiaries are required to file certain annual, quarterly and periodic reports with the supervisory agencies in the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under National Association of Insurance Commissioners (“NAIC”) guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. Our most recently completed examinations of the financial condition and affairs of Primerica Life and NBLIC, as well as Vidalia Re, Inc. (“Vidalia Re”), a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life, performed by the respective domiciliary state insurance departments for the fiscal years ended December 31, 2015 through December 31, 2019, were completed during 2021 with no material findings or recommendations noted. As of December 31, 2025, Primerica Life, NBLIC, and Vidalia Re were undergoing regularly scheduled financial condition examinations for the fiscal years ended December 31, 2020 through December 31, 2024 by the respective domiciliary state insurance departments.

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

The following table sets forth the amount of cash and distributions paid or payable by our direct insurance subsidiaries:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Primerica Life	$271,700	$290,000	$330,000
Primerica Life Canada	45,256	21,759	22,348

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

The NAIC has established guidelines to assess the financial strength of insurance companies for U.S. state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of certain financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states.

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

Regulation of Our Investment and Savings Products Business. PFS Investments is registered with, and regulated by, FINRA and the Securities and Exchange Commission (“SEC”) as a broker-dealer. PFS Investments operates as an introducing broker-dealer, which does not hold client accounts. As an investment adviser, PFS Investments is registered with and regulated by the SEC and markets its advisory services under the name Primerica Advisors. PFS Investments also is subject to regulation by the Department of Labor (“DOL”) with respect to certain retirement plans, and by state securities agencies.

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

In its capacity as a non-bank IRA custodian, PFS Investments is regulated by the IRS.

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

PSS is registered with the SEC as a transfer agent and, accordingly, is subject to SEC rules and examinations. Acting in this capacity, PSS provides certain shareholder services to mutual fund accounts held on the PSS platform.

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

Segregated funds underwritten by Primerica Life Canada are separate accounts of Primerica Life Canada, are regulated by OSFI, and are included as part of the quarterly and annual financial statement filings for Primerica Life Canada. In addition, these segregated funds are subject to the guidelines set out by the CLHIA.

Regulation of Our Mortgage Brokerage Business. In the United States, state mortgage banking, brokering and lending laws regulate our mortgage brokerage business. Primerica Mortgage is regulated in the U.S. at the state and local level by state banking commissioners and other equivalent regulators and at the federal level principally by the Consumer Financial Protection Bureau. Our mortgage brokerage business must comply with the laws, rules and regulations, as well as judicial and administrative decisions, in all of the jurisdictions in which we are licensed to offer mortgage loans, as well as an extensive body of federal laws and regulations. These state and federal laws and regulations address the type of loan products that can be offered to consumers through predatory lending and high cost loan laws and the type of licenses that must be obtained by individuals and entities seeking to solicit mortgage loan applications from consumers. As a mortgage broker licensee, Primerica Mortgage is subject to periodic examinations by regulators.

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

In addition, our mortgage brokerage business is subject to various other federal laws, including the Truth In Lending Act and its implementing regulation, Regulation Z, the Equal Credit Opportunity Act and its implementing regulation, Regulation B, the Fair Housing Act and the Home Ownership Equity Protection Act. We are also subject to the Real Estate Settlement Procedures Act and its implementing regulation, Regulation X, which requires timely disclosures related to the nature and costs of real estate settlement amounts and, along with the Truth In Lending Act and its implementing regulation, Regulation Z, limits those costs, compensation, and incentives to amounts unrelated to the terms of a mortgage loan and reasonably related to the services performed. We are also subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations.

In Canada, our loan activities are more limited and the independent sales representatives only provide mortgage loan referrals to 8Twelve Mortgage Corp. The independent sales representatives are not required to obtain mortgage loan licensure from any regulatory entity to make these referrals.

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

Privacy and Information Security

Our business prioritizes maintaining a secure, confidential environment for our clients, employees and other partners’ information. We have built sophisticated information technology platforms to support our clients and operations and the independent sales force. Our data center houses an enterprise-class IBM mainframe as well as modern distributed and cloud technology infrastructure. Our business applications, many of which are proprietary, are supported by application developers and data center staff.

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

Human Capital Management

Employees

General. The following table provides information about our 2,833 employees as of December 31, 2025.

	U.S.	Canada
Full-time employees	2,014	287
Part-time employees	16	-
On-call and temporary employees (1)	500	16
Total	2,530	303

(1)
Represents employees who provided services on an as-needed or temporary basis.

The following table provides information about the diversity of our U.S. employees(1) at December 31, 2025:

	Female	Male	Asian/Pacific Islander	Black or African American	Hispanic or Latino	Other (6)	White
Executive Management (2)	52.4%	47.6%	6.0%	11.9%	2.4%	0.0%	79.7%
Non-Executive Management (3)	60.9%	39.1%	5.7%	24.4%	9.3%	0.0%	60.6%
Professionals (4)	54.9%	45.1%	18.3%	25.6%	8.4%	2.2%	45.5%
All Other Employees (5)	69.0%	31.0%	5.4%	36.9%	16.6%	4.4%	36.7%
	62.8%	37.2%	9.4%	30.7%	12.5%	2.9%	44.5%

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

Primerica prides itself on having a collaborative culture with our employees. As such, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes. For a more detailed description of our employee initiatives, see our 2025 Corporate Sustainability Report (available at https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Talent Development. A core strength is that many of our employees, including our executives, have been with Primerica for over 20 years. The result of this longevity and loyalty is that many of our long-term executives and employees will reach retirement age over the coming years. Executive management continues to be focused on enhancing succession planning and talent pipeline identification and development both through the hiring of external talent and internal programs. The Corporate Governance Committee has responsibility for oversight of our talent development strategy. The Corporate Governance Committee meets regularly with our Chief People Officer and endeavors to interact regularly with rising talent.

Compensation and Total Rewards. Primerica’s compensation philosophy is designed to attract, retain and motivate highly competent employees at all levels through compensation programs and practices. For 2025, approximately 740 of our employees participated in an annual incentive program that reflects both corporate performance and individual achievement. Incentive awards to officers are paid in both cash and equity (with a higher proportion being paid in equity for higher level officers) while Assistant Vice Presidents, managers, and senior level professionals receive all of their incentive awards in cash. All other employees can qualify for cash bonuses based on individual achievement.

Among other things, our employee benefits package includes health and dental insurance, various paid-leave options, parental leave, a robust employee assistance program, and a 401(k) retirement savings plan with a generous company match.

Employee Engagement and Wellness. Employees are highly satisfied at Primerica, as evidenced by our employee retention rate in 2025 of 91%. Further, we were recognized as a regional Top Workplace by the Atlanta Journal-Constitution for twelve consecutive years from 2014 through 2025. From 2021 through 2025, we were also nationally recognized as a Top Workplace USA by the employee engagement service partner that conducted the regional survey. In 2024 and 2025, we were recognized by Newsweek as one of America’s Greatest Workplaces and one of America’s Greatest Workplaces for Diversity. In 2024, Newsweek also recognized us as one of America’s Greatest Workplaces for Women. Forbes awarded us one of America’s Best Midsize Employers in 2024 and 2025. From 2019 through 2025, we were recognized by Forbes as a Best Employer for Women, and we were named to the Bloomberg Gender Equality Index from 2020 through 2023. In 2026 and for the first time, we were named by Forbes as one of Canada’s Best Employers. In order to monitor employee satisfaction, we conduct annual employee surveys and provide detailed results to managers and our Board of Directors. Changes to policies, programs, and benefits packages are made based on this feedback. In addition, each year we hold a town hall meeting at our U.S. headquarters in Duluth, Georgia that is broadcast virtually to all of our workplace locations. A town hall meeting is also held annually at our Canadian headquarters for our employees in Canada. At both town hall meetings, employees hear updates on the Company’s performance and strategic direction, as well as information on benefits enhancements, policy changes, and other workplace topics. Employees have the opportunity to ask questions of senior management and are encouraged to raise issues of concern and offer suggestions for improvement.

Independent Contractors. A description of the independent sales force is included elsewhere in this section. See “— Our Distribution Model”, “— Recruitment of Independent Sales Representatives”, “— Sales Force Motivation, Training, Communication and Sales Support Tools” “— Performance-Based Compensation Structure” and “— Supervision and Compliance.” The independent sales force is extremely diverse, as it reflects the communities in which the independent sales representatives live and work. Further, the independent sales force utilizes strategic market groups to encourage professional and personal growth and development, including Women in Primerica, the African American Leadership Council, the Hispanic American Leadership Council and the Asian-Pacific and Islanders Leadership Council, which we refer to as our Strategic Markets. These groups provide opportunities for networking and mentorship, sales and business management training and deep learning opportunities customized for these respective market segments. For a more detailed description of sales force initiatives, see our 2025 Corporate Sustainability Report on our investor relations website (https://investors.primerica.com), which is not incorporated by reference into this report or any filings with the SEC into which this report is incorporated by reference.

Board of Directors. We strive to offer an inclusive business environment that benefits from diversity of opinions, skills, backgrounds and personal experiences. This also holds true for our Board, which is comprised of individuals from an array of backgrounds and with different areas of expertise that best serves our business and the middle-income market. Pursuant to our Corporate Governance Guidelines, we seek the most qualified individuals for our Board who can enhance discussion and decision-making processes and improve oversight of the Company’s business, strategy and governance. The Board believes that diverse ideas drive better client solutions, innovation and business results. Our Corporate Governance Guidelines are available on our investor relations website (https://investors.primerica.com).

Available Information

We make available free of charge on our investor relations website (https://investors.primerica.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable upon filing such information with, or furnishing it to, the SEC. The Company’s reports are also available on the SEC’s website (www.sec.gov). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov. We routinely post financial and other information, including information about our corporate responsibility and sustainability efforts on the investor relations page of our corporate website (https://investors.primerica.com). Information included on any Company websites is not incorporated by reference into this report or any other filings with the SEC into which this report is incorporated by reference.

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

From time to time, various jurisdictions make changes to the state or provincial licensing examination process that may make it more difficult for independent sales representatives to obtain or retain their life insurance and/or securities licenses. For example, the Financial Industry Regulatory Authority (“FINRA”) changed the continuing education (“CE”) regulatory requirement from a three-year period to an annual requirement for securities-licensed representatives. In addition, the North American Securities Administrators Association approved a model rule for participating states that imposes a CE requirement for investment adviser representatives. Such changes place an increased burden on independent sales representatives to maintain their securities licenses, which could negatively impact the size of the active securities sales force in the event that representatives do not complete the applicable CE requirements on a timely basis.

A number of laws and regulations could apply to our independent contractor distribution model, which could require us to modify our distribution structure.

We have not been, and are not currently, subject to business opportunity laws because the amounts paid by the new independent sales representatives to us: (i) are less than the minimum thresholds set by many state statutes and (ii) are not fees paid for the right to participate in a business, but rather are for bona fide expenses such as state-required insurance examinations and pre-licensing training. We have not been, and are not currently, subject to franchise laws for similar reasons. However, there is a risk that a governmental agency or court could disagree with our assessment or that these laws and regulations could change. In addition, we do not believe that the Federal Trade Commission’s (“FTC”) current Business Opportunity Rule applies to the Company. On January 13, 2025, the FTC announced proposed amendments to the Business Opportunity Rule that would expand the rule but also would exempt models like ours from its scope. Nonetheless, the rule ultimately could be amended or interpreted in a manner inconsistent with our current interpretation. Becoming subject to business opportunity or franchise laws or regulations could require us to provide additional disclosures and regulate the manner in which we recruit independent sales representatives that may increase the expense of, or adversely impact our recruitment of, new independent sales representatives.

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

In addition to imposing requirements on independent sales representatives when dealing with clients, federal, state, provincial and territorial laws and regulations generally require us to maintain a system of controls and supervision reasonably designed to ensure that independent sales representatives comply with the requirements to which they are subject. We have policies, procedures and controls to comply with these laws and regulations. Further, at any given time, we may have pending state, federal or provincial examinations or inquiries of our investment and savings products, insurance, mortgage, and other businesses. However, despite these compliance and supervisory efforts, the breadth of our operations and the broad regulatory requirements could result in oversight failures and instances of non-compliance or violations on the part of the Company or independent sales representatives.

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

Risks Related to Our Insurance Business and Reinsurance

Our life insurance business may face significant losses or volatility if our actual experience differs from our expectations regarding mortality, reinsurance, persistency, or disability.

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

We reinsure 90% of our mortality risk on new business. Interest in reinsuring our mortality risk could diminish if there is increased volatility in the reinsurance market and/or a change in the perceived value of reinsuring Primerica’s business. As a result, in the future we may not be able to access reinsurance on new business and we could be forced to reinsure a smaller percentage of our mortality risk, or to reinsure the same percentage but at costs greater than we have historically paid.

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

All U.S. states have adopted rules requiring insurance producers to act in the “best interest” of consumers when recommending an annuity. The New York Department of Financial Services’ “best interest” rules apply to both life insurance and annuities. These rules impose a higher standard of care than previously required, as well as enhanced disclosures and other obligations with respect to recommendations, which may increase our regulatory or litigation risk.

Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If the Office of the Superintendent of Financial Institutions (“OSFI”) determines that our corporate actions do not comply with applicable Canadian law, Primerica Life Insurance Company of Canada (“Primerica Life Canada”) could face sanctions or fines and be subject to increased capital requirements or other requirements.

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

We rely on reinsurance in the United States and Canada to diversify our risk and to manage our loss exposure to mortality risk. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. We, as the insurer, are required to pay the full amount of death benefits even in circumstances where we are entitled to receive payments from the reinsurer. Our reinsurers may be unable to pay the amounts they owe us on a timely basis or at all. Further, reinsurers might refuse or fail to pay losses that we cede to them or might delay payment. Since death benefit claims may be paid long after a policy is issued, we bear credit risk with respect to our reinsurers. The creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Any such failure to pay by our reinsurers could have a material adverse effect on our business, financial condition and results of operations.

We also have in place coinsurance agreements that we originally entered into at the time of our initial public offering (the “IPO”) in 2010, pursuant to which we ceded between 80% and 90% of the risks and rewards of our term life insurance policies that were in force at year-end 2009. Under this arrangement, our existing reinsurance agreements remain in place. Each coinsurer entered into trust agreements with our respective insurance subsidiaries and a trustee pursuant to which the coinsurer placed assets (primarily fixed-income securities and U.S. Treasury securities) in trust for such subsidiary’s benefit to secure the coinsurer’s obligations to such subsidiary. Each such coinsurance agreement requires the relevant coinsurer to maintain assets in trust, the amount of which will not be less than the amount of the statutory reserves for the coinsured liabilities. In Canada, the IPO coinsurer must hold pledged assets in an amount sufficient for us to take credit for reinsurance in a Canadian financial institution, not affiliated with the IPO coinsurer. Our Canadian insurance company has an enforceable security interest that has priority over any other security interest for the pledged assets. Furthermore, our insurance subsidiaries have the right to recapture the business upon the occurrence of an event of default under their respective coinsurance agreement subject to any applicable cure periods. While any such recapture would be at no cost to us, such recapture would result in a substantial increase in our insurance exposure and require us to be fully responsible for the management of the assets set aside to support statutory reserves. The type of assets we might obtain as a result of a recapture may not be as liquid as our current invested asset portfolio and could result in an unfavorable impact on our risk profile.

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

Our Canadian broker-dealer subsidiary, PFSL Investments Canada Ltd. (“PFSL Investments Canada”) and the independent sales representatives are subject to the securities laws of the provinces and territories of Canada in which we sell our mutual fund products and to the rules of the Canadian Investment Regulatory Organization (“CIRO”), the self-regulatory organization governing mutual fund dealers (except in the province of Quebec, the Autorité des Marchés Financiers (“AMF”)). PFSL Investments Canada is subject to periodic review by both the CIRO and the provincial and territorial securities commissions to assess its compliance with, among other things, applicable capital requirements and sales practices and procedures. These regulators have broad administrative powers and may impose sanctions that could materially adversely affect our business, financial condition and results of operations.

If heightened standards of conduct are imposed on us or the independent sales representatives by federal, state or provincial authorities, or selling compensation is reduced as a result of new legislation or regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The U.S. independent sales representatives are subject to federal and state regulation as well as state licensing requirements. PFS Investments, which is regulated as a broker-dealer and registered investment adviser, and U.S. independent sales representatives are currently subject to general anti-fraud limitations under the Securities Exchange Act of 1934, as amended, the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and SEC rules and regulations, as well as other conduct standards prescribed by the FINRA. These standards generally require that broker-dealers, investment advisers, and their sales representatives disclose and mitigate conflicts of interest that might affect the advice or recommendations they provide and require them to make investment recommendations in the best interest of customers. In 2019, the SEC adopted rules addressing the standards of conduct applicable to broker-dealers and their associated persons (collectively, “Reg BI”). Among other things, Reg BI created a “best interest” standard of conduct similar to the fiduciary standard applicable to investment advisers. In addition, the DOL has issued, and may continue to issue, proposals that regulate fiduciary status and related fiduciary requirements. Reg BI and DOL regulations impose higher standards of care and enhanced obligations that increase regulatory and litigation risk to our business.

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

In 2022, in response to the regulatory ban on the compensation model we primarily used in Canada, we began to offer through the independent sales representatives, a unique and exclusive range of funds under Principal Distributor agreements with two third-party mutual fund companies (the “Principal Distributor model”).

While we received regulatory approval for the Principal Distributor model in 2022, we were advised at the time of approval that the Canadian Securities Administrators intends to closely re-examine the Principal Distributor provisions of National Instrument 81-105, through a public Request for Comment that was released on November 28, 2024. The Request for Comment proposes banning multiple fund manager relationships with one principal distributor, an arrangement we have in our Canadian mutual fund business. If this proposal is adopted and we are not granted an exemption, then we could be required to restructure our Principal Distributor model for the sale of mutual funds, or discontinue use, which could have a material adverse effect on our investment advisory business in Canada.

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

We began distributing segregated funds on behalf of a third party on a limited basis in January 2025 with a full rollout in December 2025. On November 19, 2025, the Canadian Council of Insurance Regulators and Canadian Insurance Services Regulatory Organizations issued new Segregated Funds Guidance, which continues to allow existing compensation models but with additional requirements around their usage. We are assessing the impact of these requirements.

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

Risks Related to Our Mortgage Brokerage Business

Licensing requirements will impact the size of the mortgage loan independent sales force, which could adversely affect our mortgage brokerage business.

To offer mortgage loan products, independent sales representatives must be individually licensed as mortgage loan originators by the states in which they do business and, in some states, they must also be individually licensed as mortgage brokers. These licensing requirements include enrollment in the Nationwide Multistate Licensing System, application to state regulators for individual licenses, a minimum of 20 hours of pre-licensing education, an annual minimum of eight hours of CE, and the successful completion of both national and state tests or a national test with uniform state content. Compliance with these licensing regimes (including passing the applicable exam, background checks and credit checks) often is a barrier for independent sales representatives. Primerica Mortgage, LLC (“Primerica Mortgage”) must also be licensed at the company level as a mortgage broker (or equivalent) and, in almost all states, representatives’ offices must be licensed as branch offices. To offer mortgage loans in a state, independent sales representatives, offices, and Primerica Mortgage must be licensed as required by state law. These licenses must be renewed on an annual basis. Failure, or the inability due to state restrictions, of independent sales representatives to obtain the required licenses and comply with ongoing licensing requirements would adversely affect the size of the mortgage loan sales force, which could adversely affect our mortgage brokerage business.

Our U.S. mortgage brokerage and Canadian mortgage referral business is highly regulated and subject to various federal, state and provincial laws and regulations in the U.S. and Canada. Changes in, non-compliance with, or violations of, such laws and regulations could affect the cost or our ability to distribute our products and could adversely affect our business, financial condition and results of operations.

Our U.S. mortgage brokerage business is subject to a wide array of laws at the federal, state, and local levels and regulators, including the Consumer Financial Protection Bureau, state mortgage and licensing regulators, state attorneys general, state and local consumer protection offices, the FTC, the Department of Housing and Urban Development, and the Department of Justice. Each of these authorities may examine, supervise, investigate, and enforce applicable laws, regulations and policies. Federal law and regulations impose prohibitions and restrictions on the manner and amount of compensation paid and incentives offered in connection with a mortgage loan transaction and establish a federal ability to repay standard for all mortgage loans. Other laws could have the effect of limiting the availability of certain loan products in the market and adversely impact the range of products offered and the volume of loan business.

Additionally, we must comply with various state and local laws and policies concerning the lender, compensation and incentives, fair lending, supervision, the provision of consumer disclosures, net branching, predatory lending and high cost loans and recordkeeping. Differing interpretations of, changes in, or violations of, any of these laws or regulations could subject us to damages, fines, or sanctions and could affect the cost or our ability to distribute our products, which could materially adversely affect our business, financial condition, and results of operations. Remediation for noncompliance with federal, state or local laws could be costly and significant fines may be incurred. Failure to comply with applicable laws could result in potential litigation liability. Further, the lender must comply with applicable federal, state, and local laws and regulations, and any noncompliance by such lender may adversely impact our U.S. mortgage brokerage business.

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

Through a contractual agreement with Rocket Mortgage, LLC, Primerica Mortgage offers mortgage loans through the independent sales representatives who are licensed as mortgage loan originators. Primerica Mortgage also offers, through its mortgage loan originators, second mortgages and home equity lines of credit based on a contractual agreement with Spring EQ, LLC. A significant change to or disruption in the lenders’ businesses or their inability to satisfy their contractual obligations to Primerica Mortgage could have an adverse impact on our business, financial condition and results of operations.

Our U.S. mortgage brokerage business is impacted by U.S. mortgage interest rates. Changes in prevailing mortgage interest rates or U.S. monetary policies that affect mortgage interest rates could adversely affect our business, financial condition and results of operations.

The U.S. Federal Reserve, which serves as the primary driver of U.S. monetary policies impacting mortgage interest rates, implemented multiple interest rate increases over recent years to address continued elevated inflation. Although the U.S. Federal Reserve implemented moderate interest rate decreases in 2024 and 2025, mortgage interest rates remain elevated. Elevated mortgage interest rates lowered the demand for refinance mortgages and purchase-money mortgages offered by Primerica Mortgage. Continued elevated mortgage interest rates relative to recent market rates could continue to impact consumer demand for refinance mortgages and purchase-money mortgages, which could have an adverse impact on our mortgage brokerage business in the U.S.

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

Our business, financial condition and results of operations may be materially adversely affected by economic downturns in the United States and Canada, as well as issues in the national, regional and/or global economy such as elevated inflation resulting in a higher cost of living that may have repercussions on our markets. Economic downturns can result from a multitude of reasons and are often characterized by conditions such as elevated inflation and higher cost of living, declines in capital markets, higher unemployment, lower household income, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and/or lower consumer spending. These conditions can impact the disposable income of middle-income consumers, which can influence their spending and investment decisions. With respect to our term life insurance business, we may continue to experience an elevated incidence of lapses or surrenders of term life insurance policies, which adversely impacts the amount of insurance premiums we collect. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. Factors that significantly impact consumer demand for the savings and investment products we distribute include interest rates, equity market returns and our customers’ perception of the strength of the capital markets. Better returns from interest rates relative to the performance of the equity markets and the perceived attractiveness of investing in equity markets versus other investments, such as U.S. Treasury bills and money market funds, could adversely impact consumer demand for the mutual funds, annuities, and managed accounts we distribute. Continued elevated producer prices have caused and may continue to cause higher labor costs and increased vendor and supplier costs. Economic conditions, including continued elevated producer prices have impacted and may continue to impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers, which can drive or dampen recruiting.

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

Our operations are exposed to the risk of major public health pandemics, epidemics or outbreaks (a “major public health crisis”), such as the COVID-19 pandemic, or other catastrophic events (“catastrophic events”), which, among other things, has caused and could again cause a large number of premature deaths of our insureds. Although we have ceded a significant majority of our mortality risk to reinsurers, a major public health crisis or catastrophic event could cause: (i) substantial volatility in our financial results for a period of time; (ii) material harm to the financial condition of our reinsurers; (iii) increases in the probability of default on reinsurance recoverables; (iv) decreases in the availability of reinsurance on new business; or (v) increases in reinsurance costs on new business and/or rates during the post-level term period. In addition, most of the jurisdictions in which our insurance subsidiaries are licensed to transact business require life insurers to participate in guaranty associations, which raise funds to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed issuers. A major public health crisis or catastrophic event could require extraordinary assessments on our insurance companies, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to international, federal, state, and provincial regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive customer, employee, independent sales representative and third-party information. We have implemented and maintain security measures, including industry-standard commercial technology, designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee or independent sales representative error or malfeasance. We continually assess our ability to monitor, respond to, and recover from such threats. In accordance with these laws and our security practices, we also require third-party vendors, who in the provision of services to us are provided with or process information pertaining to our business or our customers, to meet certain information security standards. Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such breaches or interference by third parties or by independent sales representatives or employees that may occur in the future, including the failure of any one of these systems for any reason, could cause significant interruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Various international, federal and state legislative and regulatory bodies are considering or have considered, proposed, or adopted new standards and rules regarding protection of personally-identifiable information. All 50 U.S. states and Canada have breach notification requirements. New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies (“NYDFS Cybersecurity Requirements”) require covered financial services institutions to implement a cybersecurity program with policies and controls designed to protect information systems and data. The NAIC has adopted the Insurance Data Security Model Law (“Model Law”), which among other things, requires insurers and insurance producers to develop and maintain a written information security program, conduct risk assessments, and assess the data security practices of third-party service providers. The Model Law, which has some similarities as well as differences from the NYDFS Cybersecurity Requirements, has been adopted by a significant number of states. The SEC’s Regulation S-P imposes cybersecurity requirements on covered entities regarding policies and procedures, incident response and notification procedures, and cybersecurity risk management. In addition, various regulators and legislators are proposing, have proposed, and have passed more stringent privacy requirements, including the California Consumer Privacy Act of 2018, its updates in the California Privacy Rights Act of 2023, and related regulations (“CCPA”). The CCPA is designed to give consumers more control over their personal data and imposes strict liability for security incidents under certain circumstances.

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

The development and use of artificial intelligence present risks and challenges that could materially adversely affect our business, financial condition and results of operations.

We, our third-party service providers, or competitors, may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, products or services. AI technologies are complex and rapidly evolving. The regulatory environment related to AI is also uncertain and evolving, which could require changes in our potential use and implementation of AI technologies and could increase compliance costs and the risk of non-compliance. AI technologies used by us or our third-party service providers could result in inaccurate information. More rapid adoption of AI by our competitors resulting in more cost-effective technologies and/or products could result in a change in the competitive environment in which we operate that could negatively affect our ability to maintain or increase our market share or profitability.

Additionally, our or our third-party service providers’ use of AI technologies could increase the risk of loss or inadvertent sharing of consumer or proprietary data, which could increase the risk of related information and security and privacy incidents, regulatory actions and/or consumer litigation. Likewise, malefactors are also increasingly using AI to target individuals to gain access to consumer accounts, such as through “deep fakes” and impersonations. AI may also be used to increase the frequency and severity of cybersecurity attacks against us or our third-party service providers. An increase in any of these wrongdoings may adversely impact our business, financial condition and results of operations.

We regularly undertake business initiatives to enhance our technology, products, and services. The efficiency and success of these initiatives may vary significantly and may cause unanticipated costs, errors, or disruptions which could have a material adverse effect on our business, financial condition and results of operations.

We regularly evaluate and undertake business initiatives to improve and support our competitiveness and grow our business. Business initiatives that we are currently developing or executing, for example, include enhancements to information technology, our client relationship manager tool, updates to our client and independent sales representative-facing software tools and applications, implementation of AI technologies to improve efficiencies and streamlining of our communications systems. Our ability to implement these initiatives often may be dependent on our capacity to integrate, develop, or invest in new systems and technologies as well as to evolve existing methods and tools. The execution of these initiatives also may depend on our ability to change vendors, and implementation of certain initiatives may be dependent on third parties. In addition, these initiatives may take longer than anticipated to implement, and our ability to execute these initiatives in a timely manner may impact the outcomes. Likewise, technological and other changes made in connection with initiatives, either by Primerica or changes by our partners, may result in increased or unanticipated costs, inadvertent data disclosures, operating errors, disruptions to our business, or may present other unanticipated technical or operational hurdles. The expansion, or changes of services, or changes of vendors may involve client, regulatory and other third-party data use, storage and security challenges, as well as other regulatory compliance, business continuity and other considerations. As a result, we may not achieve some or all of the anticipated benefits or other intended results associated with these initiatives, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our portfolio of invested assets primarily consists of fixed-maturity securities that are classified as available-for-sale. When the fair value of any of our available-for-sale invested assets declines below amortized cost, an impairment exists and we recognize a loss in either our consolidated statement of income or in other comprehensive income based on our assessment of expected credit losses. The determination of the fair value of certain invested assets, particularly those that do not trade on a regular basis, requires an assessment of available data and the use of assumptions and estimates. Once it is determined that the fair value of an available-for-sale security is below its carrying value, we first determine if we intend to sell or will more likely than not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more likely than not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statement of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statement of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income in the consolidated statement of comprehensive income as an unrealized loss. The determination of whether an impairment is due to credit factors is subjective and involves a variety of assumptions and estimates.

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

Changes in any of these laws, regulations or government policies may require additional compliance procedures, which could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty in the legislative and regulatory climate with regard to financial services may adversely affect our business, financial condition, and results of operations.

The volume and purpose of legislative, regulatory and executive activity related to financial services and the level of enforcement actions and investigations by federal, state and provincial authorities may vary based on the political climate. Legislative, regulatory and enforcement activity at the federal level, whether considerable or not, may contribute to heightened activity at the state and provincial level. In addition, volatility in the objective and permanency of laws and regulations may lead to uncertainty. If we or the independent sales representatives become subject to new requirements or regulations or experience voluminous changes in laws, it could result in increased litigation, regulatory risks, changes to our business model, a decrease in the number of securities-licensed representatives, increased compliance costs, or a reduction in the products we offer to our clients or the profits we earn, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, on October 7, 2023, California enacted The Climate Corporate Accountability Act (“SB 253”) and The Climate-Related Financial Risk Act (“SB 261”), which impose extensive new climate-related reporting requirements on any U.S. business entity with annual revenues over $1 billion and $500 million (for SB 253 and SB 261, respectively) doing business in California. SB 253 requires disclosure of Scope 1 and 2 greenhouse gas (“GHG”) emissions beginning in 2026 and Scope 3 GHG emissions beginning in 2027. SB 261 requires covered entities to biennially report on climate-related financial risk and measures adopted to reduce and adapt to such risk; however, the Company is exempt from SB 261 because it already completes the Climate Risk Disclosure Survey, an annual survey administered by the California Department of Insurance. On September 27, 2024, California enacted Senate Bill 219 (“SB 219”), amending SB 253 and SB 261 by, among other things, (i) extending the deadline for the California Air Resources Board (“CARB”) to implement regulations from January 1, 2025 to July 1, 2025; (ii) authorizing reporting entities to consolidate emissions disclosures at the parent company level; and (iii) granting CARB discretion to set Scope 3 GHG emissions disclosure in 2027. Regulations from CARB pursuant to SB 219 are expected to be released in the first quarter of 2026.

In addition, on March 7, 2023, OSFI issued its final Guideline B-15, which sets out expectations for the management and disclosure of climate-related risks for federally regulated financial institutions in Canada, including public disclosure of Scope 1 and 2 GHG emissions no later than 180 days after the fiscal year ended December 31, 2025 and Scope 3 GHG emissions no later than 180 days after the fiscal year ending December 31, 2028. Guideline B-15 also includes OSFI’s expectation that applicable entities conduct internal and standardized climate scenario analyses and report the results to OSFI periodically.

Compliance with SB 253, SB 219, Guideline B-15 and any other climate disclosure rules applicable to the Company may require significant assistance from third-party vendor(s). Factors that could adversely impact our ability to comply with any new climate disclosure rules include, but are not limited to, failure to secure the assistance of a third-party vendor(s), inability to gather the requisite data in a timely manner or at all, and/or significant associated financial costs.

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

We face competition in all of our business lines. Our competitors include financial services companies, banks, investment management firms, broker-dealers, registered investment advisers, insurance companies, insurance brokers, direct sales companies, and technology companies. In many of our product offerings, we face competition from competitors that may have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, have lower fee and expense ratios, have higher financial strength ratings, offer more robust digital tools and self-service capabilities than we do or made use of emerging technologies, including AI, more fully or rapidly than us. More recently, significant capital has been invested in direct-to-consumer offerings, including wealth management, retirement and life insurance products. In addition, regulatory changes and competitive factors are leading to innovations in product offerings and compensation structures. To the extent these entrants create a significant change in the competitive environment, our ability to maintain or increase our market share and profitability could be materially adversely affected.

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

Further, our success substantially depends on our ability to attract and retain members of our senior management team. The efforts, level of engagement, and leadership of our senior managers have been, and will continue to be, critical to our success. The Company anticipates a steady pace of retirements within our senior management team in the years to come. While our senior management talent and succession plans and processes are reviewed and updated routinely, the loss of service of members of our senior management team for any reason and without adequate succession planning and talent management could reduce our ability to successfully motivate the independent sales representatives or implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. Although our executive officers have entered into employment agreements with us, there is no assurance that they will complete the term of their employment agreements or that such agreements will be renewed.

We may not be able to effectively execute our corporate strategy, which could have a material adverse effect on our business, financial condition and results of operations.

Our mission to create financially independent families has remained unchanged. In early 2025, we updated our corporate strategy to re-align our mission, strategic vision, guiding principles and growth pillars to help us continue to deliver on our mission. An inability to effectively execute our corporate strategy could have a material adverse effect on our business, financial condition and results of operations.

We may be materially adversely affected by currency fluctuations in the United States dollar versus the Canadian dollar.

The Canadian dollar is the functional currency for our Canadian subsidiaries and our financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. The assets, liabilities, revenues, and expenses of our Canadian subsidiaries are generally all denominated in Canadian dollars. However, the Canadian dollar financial statements of our Canadian subsidiaries are translated into U.S. dollars in our consolidated financial statements included elsewhere in this report. Therefore, significant exchange rate fluctuations between the U.S. dollar and the Canadian dollar could have a material adverse effect on our financial condition and results of operations. A weaker Canadian dollar relative to the U.S. dollar would result in lower levels of reported revenues, expenses, net income, assets, liabilities and accumulated other comprehensive income as translated in our U.S. dollar reporting currency financial statements. In addition, our net investment in our Canadian subsidiaries is significantly affected by fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

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

Primerica has processes in place to oversee and identify material risks from cybersecurity threats associated with its use of third-party service providers. The Company maintains a policy governing information security, which includes risk assessment policies and procedures relating to third-party vendors, as well as a data loss prevention policy. The Company’s policies address technical requirements needed to protect the environments in which data is processed, as well as how it is maintained, governed, and protected. Primerica also imposes mandatory privacy and information security controls and data security protection requirements on the independent sales force. We train all regular employees in information security and privacy-related risks and we perform regular tests to determine whether our employees can recognize phishing emails. Similarly, our annual compliance training for the independent sales representatives includes training on maintaining data security and privacy.

We have an incident response plan designed to help us monitor the prevention, detection, mitigation, and remediation of information security incidents. The incident response plan documents the roles and responsibilities of Primerica personnel in responding to information security incidents, including the process by which our Chief Information Security Officer, our Chief Information Officer, senior management, and the Board is informed about such incidents.

Our Chief Information Security Officer leads the Company’s Incident Advisory Committee (“IAC”), which is notified in the event of high or medium severity incidents. The IAC includes representatives from information technology, legal, and often the impacted business unit. The Incident Response Team (“IRT”) consists of the IAC and a larger group of managers that is typically notified of more significant incidents. The IRT reports findings to management and the Board as necessary. Each IRT member has specific responsibilities related to his or her function at the Company. On a semi-annual basis, the IRT undertakes facilitator-led trainings and simulations of information security incidents.

The Company is not aware that it has experienced any cybersecurity threats or incidents that have materially adversely affected or are reasonably likely to materially adversely affect the Company and its business strategy, results of operations and/or financial condition. For a discussion of risks to the Company related to cybersecurity threats, see “Item 1A. Risk Factors – Risks Related to Information Technology and Cybersecurity”, which is incorporated herein by reference.

Governance

The Board of Directors has responsibility for oversight of risks from cybersecurity threats. The Board receives a quarterly report from our Chief Information Officer and Chief Information Security Officer on risks from cybersecurity threats and, under the Company’s incident reporting plan, the Board is informed by management of certain cybersecurity incidents as appropriate.

Primerica’s senior executive leadership is actively involved in managing material risks from cybersecurity threats. Primerica’s cybersecurity operations risk steering group is chaired by our Chief Insurance Officer and holds quarterly meetings. It includes key executives from the Company’s technology, security, privacy, and legal teams, coordinates corporate security initiatives and provides high-level guidance on technology-and security-related issues. Our Chief Information Security Officer has responsibility for assessing and managing the Company’s material risks from cybersecurity threats. Our Chief Information Security Officer has served in various roles in information technology and information security for 37 years, including serving as the Company’s Chief Information Security Officer for over 25 years.

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

The name, age at February 27, 2026, and position of each of our executive officers and certain significant employees are presented below. These officers comprise our senior management team.

Name	Age	Position
Executive Officers:
Glenn J. Williams	66	Chief Executive Officer
Peter W. Schneider	69	President
Tracy X. Tan	55	Executive Vice President and Chief Financial Officer
Certain Significant Employees:
John A. Adams	67	Executive Vice President; Chief Executive Officer of Primerica Life Insurance Company of Canada
Michael C. Adams	69	Executive Vice President, Special Strategic Projects
Lisa A. Brown	56	Executive Vice President and Chief People Officer
Nicholas E. Craven	41	Executive Vice President and Chief Insurance Officer
Stacey K. Geer	59	Executive Vice President, Deputy General Counsel, Chief Governance and Risk Officer, and Corporate Secretary
Kathryn E. Kieser	56	Executive Vice President and Chief Reputation Officer
Rosie Orlando	59	Executive Vice President; President of Primerica Life Insurance Company of Canada
Robert H. Peterman, Jr.	60	Executive Vice President and Chief Operating Officer
Paul E. Regard	53	Executive Vice President; Chief Executive Officer of PFS Investments Inc.
Brett A. Rogers	60	Executive Vice President and General Counsel
Julie A. Seman	56	Executive Vice President and Chief Marketing and Innovation Officer
Dale A.M. Tuck	53	Executive Vice President and Chief Information Technology Officer

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

Tracy X. Tan has served as Executive Vice President and Chief Financial Officer since December 2023. She joined Primerica in October 2023 as Executive Vice President, Finance and was designated at that time as the next Chief Financial Officer. In this role, she serves as a key spokesperson with the investor and analyst communities and focuses on the Company’s economic and business strategy, while driving value creation for all stakeholders through innovation and financial management. Ms. Tan oversees all aspects of the Company’s finance function and Enterprise Transformation Office, including planning and analysis, controllership, investor relations, treasury, tax, and capital markets. Prior to joining Primerica, from 2018 to October 2023, Ms. Tan served as Chief Financial Officer (CFO) of Strategic Link Consulting, a fintech enterprise. From 2015 to 2018, Ms. Tan was Senior Vice President and CFO for Assurant Global Housing, a subsidiary of Assurant, Inc. From 2013 to 2015, she served as Vice President (VP) of Finance and Divisional CFO for Novelis North America in Novelis Inc. From 2005 to 2013, she was VP and Divisional CFO for the Electrical and Industrial Divisions of Southwire Company. Ms. Tan began her career at General Electric Company in 1996, where she held various roles with increasing responsibilities across four industries, including as VP and CFO for GE Intelligent Platform Embedded Systems from 2003 to 2005. Ms. Tan has an M.B.A. degree from Bowling Green State University. She is also an alumna of GE’s Experienced Financial Leadership Program and Financial Management Program.

Set forth below is biographical information concerning certain significant employees, who were elected as officers by our Board of Directors.

John A. Adams has served as Executive Vice President of Primerica, Inc. since May 2018 and as the Chief Executive Officer of Primerica Life Insurance Company of Canada (PLICC) since 2003. He previously served Primerica Life Canada as Chief Financial Officer and before that as Vice President of Finance. Before joining Primerica, Mr. Adams served as the Director of Finance of a major Canadian university and Treasurer of an insurance group of companies. He began his career in 1980 with KPMG LLP. He graduated from Trinity College at the University of Toronto with a Bachelor of Commerce degree and is a Chartered Accountant and Chartered Professional Accountant. Mr. Adams provides industry leadership as Board Chairman of the Federation of Independent Dealers (FID) since January 2026, having served as a board member of FID since 2022. He previously served as a board member of the Securities and Investment Management Association (SIMA) from 2005 to 2025 and as SIMA’s Board Chairman from 2015 to 2017.

Michael C. Adams has served as Executive Vice President, Special Strategic Projects of Primerica, Inc. since October 2024. He previously served as Executive Vice President and Chief Business Technology Officer from May 2021 to October 2024 and was responsible for business technology since 1988. He was Co-Head of Business Technology from 2017 to May 2021 and served in various capacities at the Company since 1980. Mr. Adams earned his B.A. degree in business and economics from Hendrix College in 1978.

Lisa A. Brown has served as Executive Vice President and Chief People Officer of Primerica, Inc. since October 2024. She previously served as Chief Administrative Officer from October 2020 to October 2024. In her current role, Ms. Brown leads the Company’s Human Resources (HR) and Talent Management functions, driving its people strategy, organizational culture, leadership development, and talent continuity strategies. She also provides executive oversight of workplace culture and inclusion initiatives and manages the engagement strategy of the Company’s Strategic Markets business groups that support the Company’s independent sales force leaders. Prior to joining Primerica, Ms. Brown spent over 21 years at Delta Air Lines where she held leadership roles in Human Resources. Her experience includes leading enterprise-wide talent development initiatives, overseeing HR operations for Delta Airlines’ subsidiaries, and serving as the senior HR executive for multiple customer-facing organizations. Ms. Brown holds a B.S. degree in Human Resources Administration from Michigan State University and a M.B.A. from Kennesaw State University. In addition to being an active member of Delta Sigma Theta Sorority, Inc., she serves on the Broad College of Business Advisory Board at Michigan State University and serves on the board of Junior Achievement of Georgia.

Nicholas E. Craven has served as Executive Vice President and Chief Insurance Officer of Primerica, Inc. since October 2024. In this role, he oversees the operations of Primerica Life Insurance Company (PLIC) as well as agent life insurance licensing, data analytics and technology company wide. Previously, he served as President of PLIC from April 2021 through December 2024 and as Senior Vice President and Chief Information Officer of PLIC from August 2018 to April 2021. Prior to joining Primerica, he advanced through various consulting roles of increasing seniority at Ernst & Young, LLP from 2013 to 2018. Mr. Craven has a Bachelor of Business Administration from Georgia State University.

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

Kathryn E. Kieser has served as Executive Vice President and Chief Reputation Officer of Primerica, Inc. and President and Chair of the Primerica Foundation since January 2019, leading public relations, social media, search and generative engine optimization, enterprise research and philanthropy. Previously, she served as Executive Vice President of Investor Relations from April 2010 to December 2018. Ms. Kieser joined Primerica in October 1995 and has held many positions over her career including Vice President of Sales and Product Marketing, Senior Vice President of Auto and Homeowners Insurance, and Chief Marketing Officer for Primerica Life Insurance Company (PLIC). Ms. Kieser earned her B.S. degree in Business Administration from Auburn University and a Master of Science degree from Georgia State University. She serves on the boards of directors for the Gwinnett Chamber of Commerce and the Community Foundation for Northeast Georgia and on the board of advisors for the Metro Atlanta Chamber of Commerce.

Rosie Orlando has served as Executive Vice President of Primerica, Inc. since October 2024 and as President of Primerica Life Insurance Company of Canada (PLICC) since November 2022. She previously served as Executive Vice President and Chief Operating Officer of PLICC from February 2006 to November 2022, Senior Vice President, Training and Development from January 2022 to February 2006 and in various roles since joining the Company in 1992. Ms. Orlando obtained her B.A. from York University in Toronto.

Robert H. Peterman, Jr. has served as Executive Vice President and Chief Operating Officer of Primerica, Inc. since October 2024. He previously served as Executive Vice President and Chief Distribution Officer from March 2023 to October 2024 and as Executive Vice President and Chief Marketing Officer from 2018 to March 2023. He served as President of Primerica Distribution from 2013 to 2018, where he was responsible for recruiting, licensing, licensing education, field compensation, field equity, and decision support. In 2005, he became Executive Vice President and was given responsibility for the Company’s Grow the Sales Force initiative. He also served as Chief Executive Officer of Primerica’s National Benefit Life Insurance Company from 2017 to 2018. Mr. Peterman joined the Company in 1984 and has served in many varying roles throughout the business.

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

Brett “Ben” A. Rogers has served as Executive Vice President and General Counsel since May 2019. Previously, he was a Partner at Rogers & Hardin LLP in Atlanta, Georgia, where he represented Primerica as outside counsel for more than 20 years. At Rogers & Hardin LLP, his practice focused on complex business matters, including securities litigation, arbitration, and general commercial litigation. Mr. Rogers received a B.A. degree from Dickinson College and his J.D. with honors from Florida State University.

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

Dale A.M. Tuck has served as Executive Vice President and Chief Information Technology Officer of Primerica, Inc. since October 2024. Since September 2020, he has served as Executive Vice President of Primerica Life Insurance Company (PLIC) and since October 2024 as Chief Information Technology Officer, overseeing information technology initiatives across the Company. He served as Senior Vice President, Technology Strategy and Governance from February 2019 to September 2020. Prior to joining Primerica, Mr. Tuck served as Head of Digital Business at Neudesic, an IBM company, from 2018 to February 2019 and in various roles throughout his nearly 20 year technology-related career. He obtained a Higher Diploma (HD) in Marketing Management from the Institute of Marketing Management in Durban, South Africa and a Masters in Business Administration from the University of Manchester in the United Kingdom.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “PRI.”

Holders

As of January 31, 2026, we had 332 holders of record of our common stock.

Dividends

In the first quarter of 2026, we declared a quarterly dividend to stockholders of $1.20 per share. We currently expect to continue to pay comparable quarterly cash dividends to holders of our common stock. Our payment of cash dividends is at the discretion of our Board of Directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for growth. Under Delaware law, we can only pay dividends either out of surplus or out of the current or the immediately preceding year’s earnings. Therefore, no assurance is given that we will continue to pay any dividends to our common stockholders, or as to the amount of any such dividends.

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

During the quarter ended December 31, 2025, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
October 1 - 31, 2025	175,518	$268.65	173,150	$27,467,878
November 1 - 30, 2025	107,173	256.55	107,064	475,000,000
December 1 - 31, 2025	-	-	-	475,000,000
Total	282,691	$264.07	280,214	475,000,000

(1)
Consists of repurchases of (a) 2,477 shares of common stock at an average price of $276.12 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 14, 2024, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $450.0 million of our outstanding common stock from November 14, 2024 through December, 31, 2025. This share repurchase program expired on December, 31, 2025 in accordance with its terms.
(3)
On November 19, 2025, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $475.0 million of our outstanding common stock from November 19, 2025 through December, 31, 2026.

For more information on our share repurchases, see Note 14 (Stockholders’ Equity) to our consolidated financial statements included elsewhere in this report.

Stock Performance Table (1)

The following graph compares the performance of our common stock to the S&P MidCap 400 Index and the S&P 500 Insurance Index by assuming $100 was invested in each investment option as of December 31, 2020 and the reinvestment of all dividends. The S&P MidCap 400 Index measures the performance of the United States middle market capitalization (“or mid-cap”) equities sector.

The S&P 500 Insurance Index is a capitalization-weighted index of domestic equities of insurance companies traded on the NYSE and NASDAQ. Our common stock is included in the S&P MidCap 400 index.

Total Stockholders' Return
Index Value
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Primerica, Inc.
S&P 500 Insurance
S&P MidCap 400

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Primerica, Inc.	$100.00	$115.87	$109.00	$160.32	$214.21	$207.06
S&P 500 Insurance	100.00	132.12	145.50	158.98	201.62	209.86
S&P MidCap 400	100.00	124.76	108.47	126.30	143.89	154.68

(1)
The stock performance table is not deemed “soliciting material” or subject to Section 18 of the Exchange Act.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the three-year period ended December 31, 2025. As a result, the following discussion should be read in conjunction with the consolidated financial statements and accompanying notes that are included elsewhere in this report. This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed in “Item 1A. Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements.

This section generally discusses 2025 and 2024 items and comparisons between 2025 and 2024 results. We also present 2023 items and comparisons between 2024 and 2023 results in this section. However, discussions of comparisons between 2024 and 2023 are not included in this section but rather can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025 (the “2024 MD&A”).

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

Business Trends and Conditions

The relative strength and stability of the financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels, inflation and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, equity market returns and interest rates impact consumer demand for the investment and savings products we distribute. Our customers’ perception of the strength of the capital markets may also influence their decisions to invest in the investment and savings products we distribute. We believe the economic conditions impacting middle-income households underscore their increasing need for our financial education, products and services to assist them in reaching the long-term goal of becoming financially independent.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the results of our business for all amounts translated and reported in U.S. dollars.

The cumulative impact of inflation in recent years has led to an elevated cost of living for middle-income families, which we believe has adversely impacted persistency for term life insurance policies. Policy lapse rates of term life insurance products remained above long-term historical levels in 2025 but have been steady in the aggregate of all policy durations compared to the prior year. In addition, continued economic uncertainty in 2025 has had an impact on consumer behavior. The continuation of these cost of living pressures as well as economic uncertainty could adversely impact demand for our products.

Meanwhile, strong equity market performance in recent periods, favorable demographic trends, and expanded product offerings have provided significant momentum for our Investment and Savings Products business. Positive equity market performance in 2023 through 2025 has beneficially influenced product sales and client asset values that drive revenue in the Investment and Savings Products segment. In addition, demand for our investment and savings products has been positively impacted by favorable demographic trends as a generation of clients approaching retirement seek annuity solutions that provide income stability and protection, as well as by increased interest in the investment advisory services and broader product offerings through our managed accounts program.

The rise in market interest rates in 2022 and further rate increases in 2023 have largely driven the unrealized losses that have accumulated in our investment portfolio, although these unrealized losses have declined as interest rates edged lower in 2025. We have not recognized losses caused by interest rate volatility in the income statement for securities where we have no present intention to dispose of them and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new debt securities purchases and cash balances.

The effects of these trends and conditions are discussed below, in the Results of Operations and Financial Condition sections.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Year ended December 31,
	2025	2024	2023
New recruits	358,316	445,425	361,925
New life-licensed independent sales representatives	48,722	56,320	49,096
Life-licensed independent sales representatives, at period end	151,524	151,611	141,572

The number of new recruits decreased in 2025 compared to 2024, partly driven by the comparison to 2024, which included exceptionally strong activity, but the number of new recruits in 2025 remains in line with historical activity. Approximately 81,000 individuals were recruited as a result of special incentives that were in place following our biennial convention in the third quarter of 2024.

New life-licensed independent sales representatives decreased in 2025 compared to 2024 likely influenced by the same year-over-year dynamics that impacted the decline in number of new recruits. Despite the year-over-year decline, the number of new life-licensed representatives in 2025 remained comparable to historical levels.

The number of life-licensed independent sales representatives remained relatively flat during 2025 compared to 2024 as agent licensing activity was consistent with agent non-renewals.

Term Life Insurance Product Sales and Face Amount In Force. The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative, were as follows:

	Year ended December 31,
	2025	2024	2023
Average number of life-licensed independent sales representatives	152,117	145,975	137,760
Number of new policies issued	331,787	370,396	358,860
Average monthly rate of new policies issued per life-licensed independent sales representative	0.18	0.21	0.22

The average number of life-licensed independent sales representatives increased in 2025 compared to 2024 as a result of the cumulative impact of strong recruiting and licensing activity throughout 2024 that drove higher independent sales force counts at the beginning of and throughout 2025 compared to 2024.

New policies issued decreased in 2025 compared to 2024. Factors that may have contributed to the decline include economic uncertainty among middle income households and challenging comparisons to the outsized life policy sales production noted in the prior year.

Productivity in 2025 measured by the average monthly rate of new policies issued per life-licensed independent sales representative decreased from 2024. The combination of lower life insurance policy sales as discussed above and growth in the size of the independent sales force since the beginning of 2024 contributed to lower productivity.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Year ended December 31,
	2025	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$953,583		$944,609		$916,808
Net change in face amount:
Issued face amount	111,882	12%	122,233	13%	119,102	13%
Terminations	(103,104)	(11)%	(103,872)	(11)%	(94,230)	(10)%
Foreign currency	5,251	*	(9,387)	*	2,929	*
Net change in face amount	14,029	1%	8,974	*	27,801	3%
Face amount in-force, end of period	$967,612		$953,583		$944,609

* Less than 1%.

The face amount of term life insurance policies in-force increased from 2024 to 2025 as the face amount issued continued to exceed the face amount terminated. Issued face amount decreased during 2025 compared to 2024 primarily due to the decrease in the number of new term life insurance policies issued as discussed above. Policy terminations remained relatively flat during 2025 compared to 2024. During 2025, the strengthening of the Canadian dollar relative to the U.S. dollar contributed to the increase in face amount.

Our average issued face amount per new policy was approximately $252,900 in 2025, down slightly compared to $255,200 in 2024.

Investment and Savings Product Sales, Asset Values and Accounts/Positions. Investment and savings product sales were as follows:

	Year ended December 31,			2025 vs. 2024 change		2024 vs. 2023 change
	2025	2024	2023	$	%	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$5,183	$4,795	$3,898	$388	8%	$897	23%
Canada retail mutual funds - with up-front sales commissions	788	665	478	$123	18%	$187	39%
Annuities and other	5,080	3,968	2,818	1,112	28%	1,150	41%
Total sales-based revenue generating product sales	11,051	9,428	7,194	1,623	17%	2,234	31%
Managed investments	2,771	1,787	1,212	984	55%	575	47%
Canada retail mutual funds - no up-front sales commissions	1,021	798	691	223	28%	107	15%
Segregated funds	87	66	115	21	32%	(49)	(43)%
Total product sales	$14,930	$12,079	$9,212	$2,851	24%	$2,867	31%

The rollforward of asset values in client accounts was as follows:

	Year ended December 31,
	2025	% of beginning balance	2024	% of beginning balance	2023	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$112,082		$96,735		$83,949
Net change in asset values:
Inflows	14,930	13%	12,079	12%	9,212	11%
Redemptions (1)	(13,213)	(12)%	(11,005)	(11)%	(8,354)	(10)%
Net flows (1)	1,717	2%	1,074	1%	858	1%
Change in fair value, net (1)	14,272	13%	15,647	16%	11,556	14%
Foreign currency, net	821	*	(1,374)	(1)%	372	*
Net change in asset values	16,810	15%	15,347	16%	12,786	15%
Asset values, end of period	$128,892		$112,082		$96,735

(1)
The previously reported statistical information of redemptions, net flows and change in fair value, net for the years ended December 31, 2024 and December 31, 2023 have been restated to reflect a correction in our methodology for presenting redemptions and calculating the change in market value for Canadian mutual fund client assets. This restatement has no impact on our financial statements, results of operations, product sales, nor average and ending client asset values during the relevant periods. In addition, we have assessed the qualitative impact of this correction as immaterial, most notably due to the immaterial impact that higher projections of future client asset redemptions would have on future earnings estimates. Redemptions, net flows, and change in fair value, net were previously reported as $(10,207) million, $1,872 million, and $14,849 million, respectively, for the year ended December 31, 2024, and $(7,663) million, $1,549 million, and $10,865 million, respectively, for the year ended December 31, 2023.

* Less than 1%.

Average client asset values were as follows:

	Year ended December 31,			2025 vs. 2024 change		2024 vs. 2023 change
	2025	2024	2023	$	%	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$56,918	$51,731	$43,673	$5,187	10%	$8,058	18%
Canada retail mutual funds	15,846	13,627	11,613	2,219	16%	2,014	17%
Annuities and other	31,419	28,218	24,229	3,201	11%	3,989	16%
Managed investments	13,133	9,852	7,663	3,281	33%	2,189	29%
Segregated funds	2,255	2,314	2,295	(59)	(3)%	19	*
Total average client asset values	$119,571	$105,742	$89,473	$13,829	13%	$16,269	18%

* Less than 1%.

Average number of fee-generating positions was as follows:

	Year ended December 31,			2025 vs. 2024 change		2024 vs. 2023 change
	2025	2024	2023	Positions	%	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,441	2,384	2,335	57	2%	49	2%
Recordkeeping only	898	861	836	37	4%	25	3%
Total average number of fee- generating positions	3,339	3,245	3,171	94	3%	74	2%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Product sales. Investment and savings product sales increased in 2025 from 2024, primarily due to sustained positive investor sentiment that followed generally strong equity market performance in 2023 through 2025. In particular, variable annuity product sales continued to grow as the guarantees offered by these products became more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates leading up to and continuing through 2025. In addition, the increase in product sales for managed investments resulted from continued strength in investor demand for these products as well as the expansion of investment strategies offered on our platform. These trends have been further aided by the growing population of investors that are reaching retirement age and seeking the protection provided by annuity products as well as the investment advisory services and broader products offered through our managed accounts program.

Rollforward of client asset values. Client asset values increased in 2025 from 2024 primarily due to strong equity market performance. Positive net flows and movement in the foreign exchange rate as the Canadian dollar strengthened relative to the U.S. dollar also contributed to the increase in client asset values during 2025.

Average client asset values. Average client asset values increased in 2025 compared to 2024 primarily driven by the cumulative effect of strong market performance and net client inflows.

Average number of fee-generating positions. The average number of fee-generating positions was higher in 2025 compared to 2024 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Factors Affecting Our Results

Term Life Insurance Segment. The Term Life Insurance segment results are primarily driven by sales volumes, how closely actual experience matches our actuarial assumptions, terms and use of reinsurance, and expenses.

Sales and policies in-force. Sales of term life insurance policies and the size and characteristics of our in-force book of policies are vital to our results over the long term. Premium revenue is recognized as it is earned over the term of the policy. However, because we incur significant cash outflows at or about the time policies are issued, including the payment of sales commissions and underwriting costs, changes in life insurance sales volume in a period will have a more immediate impact on our cash flows than on revenue.

We have found that sales volume of term life insurance products between fiscal periods may vary based on the productivity of independent sales representatives. Accordingly, the volume of term life insurance products sales will fluctuate in the short term, but over the longer term, our sales volume generally correlates to the size of the independent sales force.

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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees and marketing support fees on assets in managed investments. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and management fees on our legacy segregated funds. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and, as a result, the revenue we earn on those assets.

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

Sales mix. Our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•
sales of annuity products in the United States will generate higher revenues in the period when such sales occur compared to sales of other investment products that either generate lower up-front revenues or, in the case of managed investments, no up-front revenues;
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

The year-end exchange rates (U.S. dollar per Canadian dollar) used by the Company to translate our Canadian dollar functional currency assets and liabilities into U.S. dollars increased by 5% in 2025 from 2024. However, the average exchange rates used by the Company in 2025 to translate our Canadian dollar functional currency revenues and expenses into U.S. dollars decreased modestly, by 2% compared to 2024.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report. The most significant items in our consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Assumptions of face amounts used to amortize DAC for term life insurance policies, including persistency and mortality, are consistent with the assumptions used in estimating the LFPB. Changes in persistency would have the most notable impact on DAC amortization; however, the differences primarily affect DAC amortization on a go-forward basis. If annual lapse rate assumptions at each policy duration were 5% higher during 2025, we would have recognized approximately $10 million of additional amortization of DAC expense for 2025, before the impact of tax, and the rate of DAC amortization would increase in future years. Conversely, if annual lapse rate assumptions were 5% lower during 2025, we would have recognized approximately $10 million of lower DAC amortization for 2025, before the impact of tax, and the rate of DAC amortization would decrease in future years. We believe that a plus or minus 5% annual lapse rate change is a reasonably possible variation. Changes in persistency assumptions also impact the balance of future policy benefit reserves and reinsurance recoverables as discussed below.

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

The impact of unlocking assumptions, such as mortality, lapse and disability, will be partly reflected in the current period and partly spread to future periods based on the remaining duration of the impacted cohort(s). The catch-up is retroactive back to the later of the Transition Date or issue date, after reinsurance recoverables and is recognized as a remeasurement gain or loss in the consolidated statements of income.

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

The LFPB is necessarily based on estimates, assumptions and our analysis of historical experience. Factors that could cause prospective assumptions to be different from historical experience include but are not limited to changes to our term life insurance product series, economic and societal trends, new pharmaceutical drugs, and the impact of regulatory changes. The assumptions and estimates underlying the LFPB require significant judgment, and therefore, are inherently uncertain. The following table provides illustrated net impact of changes in assumptions affecting both the LFPB and reinsurance recoverables that we believe are reasonably possible, before the impact of tax:

Assumption	Sensitivity assumption change	Estimated impact at December 31, 2025
Lapse	5% decrease / 5% increase	($51 million) / $51 million (1)
Mortality	5% increase / 5% decrease	($52 million) / $52 million (1)
Disability	5% increase / 5% decrease	($20 million) / $20 million (1)
Discount rate	100 bps decrease / 100 bps increase	($695 million) / $554 million (2)

(1) Changes in lapse, mortality and disability affect future policy benefits remeasurement (gain) loss on the consolidated statements of income. Estimated impacts show the (decrease) / increase in income before income taxes. The assumption change sensitivities shown are based on a consistent percentage change across all policy durations.

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

Credit losses for available-for-sale fixed-maturity securities. For available-for-sale securities in an unrealized loss position that we intend to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis, we recognize the impairment as a credit loss in our consolidated statements of income by writing down the amortized cost basis to the fair value. For available-for-sale securities in an unrealized loss position that we do not intend to sell or it is not more likely than not that we will be required to sell before the expected recovery of the amortized cost basis, we recognize the portion of the impairment that is due to a credit loss in our consolidated statements of income through an allowance for credit losses. We reverse credit losses previously recognized in the allowance for credit losses in situations where the estimate of credit losses on those securities has declined. We do not consider the length of time an available-for-sale security has been in an unrealized loss position when estimating credit losses.

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
•
Insurance expenses. Reflects non-capitalized insurance expenses, including employee compensation, technology and communication costs, insurance independent sales force-related costs, printing, postage and distribution of insurance sales materials, outsourcing and professional fees, premium taxes, and other corporate and administrative fees and expenses related to our insurance operations. Insurance expenses also include both indirect policy issuance costs and costs associated with unsuccessful efforts to acquire new policies.
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
•
Other operating expenses. Consists primarily of employee compensation, technology and communication costs, various independent sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

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

Primerica, Inc. and Subsidiaries Results. Our results of operations for the years ended December 31, 2025, 2024, and 2023 were as follows:

				2025 vs. 2024		2024 vs. 2023
	Year ended December 31,			change		change
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,462,780	$3,393,604	$3,312,125	$69,176	2%	$81,479	2%
Ceded premiums	(1,678,877)	(1,664,433)	(1,651,811)	14,444	*	12,622	*
Net premiums	1,783,903	1,729,171	1,660,314	54,732	3%	68,857	4%
Commissions and fees	1,275,864	1,082,889	892,853	192,975	18%	190,036	21%
Investment income net of investment expenses	225,195	218,153	201,311	7,042	3%	16,842	8%
Interest expense on surplus note	(58,043)	(62,652)	(65,474)	(4,609)	(7)%	(2,822)	(4)%
Net investment income	167,152	155,501	135,837	11,651	7%	19,664	14%
Realized investment gains (losses)	(2,037)	1,015	(645)	(3,052)	*	1,660	*
Other investment gains (losses)	1,221	1,221	(5,251)	-	*	6,472	*
Investment gains (losses)	(816)	2,236	(5,896)	(3,052)	*	8,132	*
Other, net	65,610	119,346	65,399	(53,736)	*	53,947	*
Total revenues	3,291,713	3,089,143	2,748,507	202,570	7%	340,636	12%

Benefits and expenses:
Benefits and claims	665,927	648,163	642,979	17,764	3%	5,184	*
Future policy benefits remeasurement (gain) loss	(37,389)	(25,920)	(384)	(11,469)	*	(25,536)	*
Amortization of DAC	322,903	298,136	275,816	24,767	8%	22,320	8%
Sales commissions	686,920	573,249	457,444	113,671	20%	115,805	25%
Insurance expenses	263,467	255,619	235,460	7,848	3%	20,159	9%
Insurance commissions	22,995	32,008	34,222	(9,013)	(28)%	(2,214)	(6)%
Interest expense	23,958	25,034	26,594	(1,076)	(4)%	(1,560)	(6)%
Other operating expenses	368,368	343,607	304,638	24,761	7%	38,969	13%
Total benefits and expenses	2,317,149	2,149,896	1,976,769	167,253	8%	173,127	9%
Income from continuing operations before income taxes	974,564	939,247	771,738	35,317	4%	167,509	22%
Income taxes from continuing operations	223,330	219,118	180,556	4,212	2%	38,562	21%
Income from continuing operations	751,234	720,129	591,182	31,105	4%	128,947	22%
Loss from discontinued operations, net of income taxes	-	(249,611)	(14,581)	(249,611)	*	235,030	*
Net income	$751,234	$470,518	$576,601	$280,716	60%	$(106,083)	(18)%

* Less than 1% or not meaningful

Total revenues. Total revenues increased in 2025 from 2024 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment, net premiums in our Term Life Insurance segment, and net investment income in our Corporate and Other Distributed Products segment. This increase was partially offset by a one-time $50.0 million gain recognized within Other, net revenue in 2024 related to payments received under a Representation and Warranty insurance policy in our Corporate and Other Distributed Products segment. These movements are further discussed in detail in the Segment Results sections below.

Total benefits and expenses. Total benefits and expenses increased in 2025 from 2024 largely due to higher sales commissions in our Investment and Savings Products segment. Also contributing to the year-over-year increase were higher amortization of DAC and benefits and claims in our Term Life Insurance segment. Insurance and other operating expenses increased in 2025 compared to 2024 primarily due to higher employee-related costs, growth-related costs and technology investments. Further discussion related to benefits and expenses movements are discussed in detail in the Segment Results section below.

Income taxes. Our effective income tax rate was 22.9% in 2025 compared to our effective income tax rate from continuing operations of 23.3% in 2024. The decrease in the effective tax rate in 2025 was primarily driven by the deduction of purchased transferable federal income tax credits in 2025. Refer to Note 13 (Income Taxes) to our consolidated financial statements included elsewhere in this report for further details.

Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes relates to the Senior Health business, which was disposed of as of September 30, 2024 and is reported in discontinued operations for 2024 and 2023. Refer to Note 2 (Discontinued Operations) to our consolidated financial statements included elsewhere in this report for further details.

For additional information, see the discussions of results of operations by segment below.

Term Life Insurance Segment. Our results for the Term Life Insurance segment for the years ended December 31, 2025, 2024, and 2023 were as follows:

				2025 vs. 2024		2024 vs. 2023
	Year ended December 31,			change		change
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$3,445,535	$3,375,282	$3,292,760	$70,253	2%	$82,522	3%
Ceded premiums	(1,673,848)	(1,659,348)	(1,648,004)	14,500	*	11,344	*
Net premiums	1,771,687	1,715,934	1,644,756	55,753	3%	71,178	4%
Other, net	48,122	52,306	48,286	(4,184)	(8)%	4,020	8%
Total revenues	1,819,809	1,768,240	1,693,042	51,569	3%	75,198	4%
Benefits and expenses:
Benefits and claims	651,544	635,354	622,084	16,190	3%	13,270	2%
Future policy benefits remeasurement (gain) loss	(37,726)	(31,265)	(213)	(6,461)	*	(31,052)	*
Amortization of DAC	316,411	291,488	268,803	24,923	9%	22,685	8%
Insurance expenses	258,885	250,957	230,390	7,928	3%	20,567	9%
Insurance commissions	9,635	17,664	19,814	(8,029)	(45)%	(2,150)	(11)%
Total benefits and expenses	1,198,749	1,164,198	1,140,878	34,551	3%	23,320	2%
Income before income taxes	$621,060	$604,042	$552,164	$17,018	3%	$51,878	9%

* Less than 1% or not meaningful

Net premiums. Direct premiums increased in 2025 from 2024 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business. This increase was partially offset by an increase in ceded premiums, which includes $27.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, reduced by $13.1 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims increased during 2025 compared to 2024. Direct benefits and claims increased with the growth of the business.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during 2025 compared to 2024 and represents the impact of long-term assumption changes made during the third quarters of 2025 and 2024 in connection with the annual assumption reviews as well as differences in experience variances that occurred in each year. The remeasurement gain recognized in 2025 is due to realized experience variances and an assumption change largely related to a reduction of expected mortality benefits while the remeasurement gain recognized in 2024 was primarily related to a reduction of the expected cost of waiver of premium benefits. Refer to Note 11 (Future Policy Benefits) to our consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased in 2025 from 2024 primarily due to continued growth in the in-force book of business.

Insurance expenses. Insurance expenses increased during 2025 compared to 2024 largely due to higher costs resulting from growth-related expenses in the business.

Insurance commissions. Insurance commissions decreased in 2025 from 2024 as a result of lower non-deferrable commissions impacted by lower policy sales activity as well as a small change in the dollar value of commissions deferred that was made beginning in the second quarter of 2024.

Investment and Savings Products Segment. Our results of operations for the Investment and Savings Products segment for the years ended December 31, 2025, 2024, and 2023 were as follows:

				2025 vs. 2024		2024 vs. 2023
	Year ended December 31,			change		change
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$477,146	$394,432	$296,617	$82,714	21%	$97,815	33%
Asset-based revenues	660,443	553,555	462,955	106,888	19%	90,600	20%
Account-based revenues	97,355	95,272	93,189	2,083	2%	2,083	2%
Other, net	13,288	13,483	12,504	(195)	(1)%	979	8%
Total revenues	1,248,232	1,056,742	865,265	191,490	18%	191,477	22%
Expenses:
Amortization of DAC	5,381	5,443	5,479	(62)	(1)%	(36)	*
Insurance commissions	13,755	13,638	13,148	117	*	490	4%
Sales commissions:
Sales-based	332,630	275,582	212,482	57,048	21%	63,100	30%
Asset-based	334,840	278,042	226,542	56,798	20%	51,500	23%
Other operating expenses	206,103	181,792	164,788	24,311	13%	17,004	10%
Total expenses	892,709	754,497	622,439	138,212	18%	132,058	21%
Income before income taxes	$355,523	$302,245	$242,826	$53,278	18%	$59,419	24%

* Less than 1% or not meaningful

Commissions and fees. Commissions and fees increased during 2025 compared to 2024 primarily driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in 2025 compared to 2024 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed investments and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of continued growth in product sales for variable annuities~~.~~ and U.S. retail mutual funds.

Sales commissions. The increases in sales-based and asset-based commissions in 2025 from 2024 were generally in line with the increases in sales-based revenues and asset-based revenues, respectively.

Other operating expenses. Other operating expenses increased in 2025 from 2024 largely due to higher variable growth-related costs, continued investments in technology and infrastructure and higher employee compensation.

Corporate and Other Distributed Products Segment. Our results of operations for the Corporate and Other Distributed Products segment for the years ended December 31, 2025, 2024, and 2023 were as follows:

				2025 vs. 2024		2024 vs. 2023
	Year ended December 31,			change		change
	2025	2024	2023	$	%	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$17,245	$18,322	$19,365	$(1,077)	(6)%	$(1,043)	(5)%
Ceded premiums	(5,029)	(5,085)	(3,807)	(56)	(1)%	1,278	34%
Net premiums	12,216	13,237	15,558	(1,021)	(8)%	(2,321)	(15)%
Commissions and fees	40,920	39,630	40,092	1,290	3%	(462)	(1)%
Investment income net of investment expenses	225,195	218,153	201,311	7,042	3%	16,842	8%
Interest expense on surplus note	(58,043)	(62,652)	(65,474)	(4,609)	(7)%	(2,822)	(4)%
Net investment income	167,152	155,501	135,837	11,651	7%	19,664	14%
Realized investment gains (losses)	(2,037)	1,015	(645)	(3,052)	*	1,660	*
Other investment gains (losses)	1,221	1,221	(5,251)	-	*	6,472	*
Investment gains (losses)	(816)	2,236	(5,896)	(3,052)	*	8,132	*
Other, net	4,200	53,557	4,609	(49,357)	*	48,948	*
Total revenues	223,672	264,161	190,200	(40,489)	(15)%	73,961	39%
Benefits and expenses:
Benefits and claims	14,383	12,809	20,895	1,574	12%	(8,086)	(39)%
Future policy benefits remeasurement (gain) loss	337	5,345	(171)	(5,008)	*	5,516	*
Amortization of DAC	1,111	1,205	1,534	(94)	(8)%	(329)	(21)%
Insurance expenses	4,582	4,662	5,070	(80)	(2)%	(408)	(8)%
Insurance commissions	(395)	706	1,260	(1,101)	*	(554)	(44)%
Sales commissions	19,450	19,625	18,420	(175)	*	1,205	7%
Interest expense	23,958	25,034	26,594	(1,076)	(4)%	(1,560)	(6)%
Other operating expenses	162,265	161,815	139,850	450	*	21,965	16%
Total benefits and expenses	225,691	231,201	213,452	(5,510)	(2)%	17,749	8%
Income (loss) before income taxes	$(2,019)	$32,960	$(23,252)	$(34,979)	*	$56,212	*

* Less than 1% or not meaningful

Total revenues. Total revenues decreased in 2025 from 2024 primarily due to a $50.0 million gain recognized in 2024 within Other, net revenue related to payments received under a Representation and Warranty insurance policy as discussed further in Note 4 (Segment and Geographical Information) to our consolidated financial statements included elsewhere in this report. Also contributing to the revenue decline was an increase of investment losses, largely the result of recognition of $2.0 million of investment losses in 2025 related to the tender of bonds from a certain issuer that allowed us to reinvest the proceeds at current market interest rates rather than accept replacement bonds from the issuer at less favorable terms. The decrease in revenues was partially offset by higher net investment income primarily due to continued growth of the invested asset portfolio in 2025.

Total benefits and expenses. Total benefits and expenses decreased in 2025 from 2024 primarily due to a future policy benefits remeasurement loss in the third quarter of 2024 recorded in connection with the refinement of assumptions on a closed block of non-term life insurance. Within other operating expenses, higher employee-related costs were largely offset by decreases in various other expenses.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of December 31, 2025, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

We invest a portion of our portfolio in assets denominated in Canadian dollars to support our Canadian operations. Additionally, to ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our invested asset portfolio and our general liability profile.

We also hold within our invested asset portfolio a credit enhanced note (“LLC Note”) issued by a limited liability company owned by a third-party service provider which is classified as a held-to-maturity security. The LLC Note, which is scheduled to mature on December 31, 2030, was obtained in exchange for the Surplus Note of equal principal amount issued by Vidalia Re, Inc., a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life Insurance Company (“Primerica Life”). For more information on the LLC Note, see Note 5 (Investments) to our consolidated financial statements included elsewhere in this report.

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

Details on asset mix (excluding our held-to-maturity security) were as follows:

	December 31, 2025		December 31, 2024
	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost
U.S. government and agencies	*	*	*	*
Foreign government	4%	4%	5%	4%
States and political subdivisions	3%	3%	3%	3%
Corporates	49%	49%	49%	50%
Mortgage- and asset-backed securities	24%	25%	23%	24%
Equity securities	*	*	1%	1%
Trading securities	*	*	*	*
Cash and cash equivalents	19%	18%	19%	18%
Total	100%	100%	100%	100%

* Less than 1%.

The composition and duration of our portfolio will vary depending on several factors, including the yield curve and our opinion of the relative value among various asset classes. The relative composition of our asset portfolio did not change significantly from 2024 to 2025. The year-end average rating, duration and book yield of our fixed-maturity portfolio (excluding our held-to-maturity security) were as follows:

	December 31, 2025	December 31, 2024
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.2 years	5.1 years
Average book yield of our fixed-maturity portfolio	4.30%	4.14%

The increase in the average book yield of our fixed-maturity portfolio as of December 31, 2025 reflects higher reinvestment rates compared to the yield on maturing investments during 2025.

Ratings for our investments in fixed-maturity securities are determined using Nationally Recognized Statistical Rating Organizations designations and/or equivalent ratings. The distribution of our investments in fixed-maturity securities (excluding our held-to-maturity security) by rating, including those classified as trading securities, were as follows:

	December 31, 2025		December 31, 2024
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$666,842	20%	$615,348	20%
AA	503,652	15%	414,052	13%
A	805,885	24%	770,616	24%
BBB	1,377,969	40%	1,315,973	42%
Below investment grade	36,627	1%	36,548	1%
Not rated	444	*	2,957	*
Total	$3,391,419	100%	$3,155,494	100%

(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities invested asset portfolio (excluding our held-to-maturity security and short-term investments) were as follows:

	December 31, 2025
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
ONEOK Inc	$15,207	$15,447	$(240)	BBB
Province of Alberta Canada	14,817	15,408	(591)	AA-
Province of Ontario Canada	13,865	14,109	(244)	A+
Realty Income Corp	13,719	13,973	(254)	A-
Manulife Financial Corp	13,173	13,456	(283)	A
Boeing Co	12,903	12,414	489	BBB-
Province of Quebec Canada	12,443	12,697	(254)	AA-
Morgan Stanley	12,308	12,220	88	BBB+
Province of British Columbia Canada	12,036	12,383	(347)	A+
Province of New Brunswick Canada	11,717	12,246	(529)	A+
Total – ten largest holdings	$132,188	$134,353	$(2,165)
Total – fixed-maturity securities	$3,278,047	$3,391,419
Percent of total fixed-maturity securities	4%	4%

(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 5 (Investments) and Note 6 (Fair Value of Financial Instruments) to our consolidated financial statements included elsewhere in this report.

Other Significant Assets and Liabilities. The balances of and changes in other significant assets and liabilities were as follows:

	December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Assets:
Reinsurance recoverables	$2,564,952	$2,744,165	$(179,213)	(7)%
Deferred policy acquisition costs, net	3,915,998	3,680,430	235,568	6%
Liabilities:
Future policy benefits	$6,818,179	$6,503,064	$315,115	5%

Reinsurance recoverables. Reinsurance recoverables reflects future policy benefit reserves and claim reserves ceded to reinsurers, including the IPO coinsurers. Reinsurance recoverables as of December 31, 2025 decreased compared with December 31, 2024, primarily due to the continued runoff of the IPO book of business.

Deferred policy acquisition costs, net. The increase in DAC was primarily a result of the cumulative impact of incremental commissions and expenses deferred as a result of new business in 2025 not subject to the IPO coinsurance agreements.

Future policy benefits. The increase in future policy benefits was primarily driven by continued growth in the business and the decrease in market observable interest rates at year-end that are used to discount the present value of the estimated future cash flows included in the liability for future policy benefits.

For additional information, see the notes to our consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. During 2025, our life insurance underwriting companies declared and paid ordinary dividends of $317.0 million to the Parent Company. See Note 17 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report for more information on insurance subsidiary dividends and statutory restrictions. In addition, in 2025 our non-life insurance subsidiaries declared and paid dividends of $239.1 million to the Parent Company. At December 31, 2025, the Parent Company had cash and invested assets of $521.1 million.

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

The distribution and underwriting of term life insurance requires up-front cash outlays at the time the policy is issued as we pay a substantial majority of the sales commission during the first year following the sale of a policy and incur costs for underwriting activities at the inception of a policy’s term. During the early years of a policy’s term, we generally receive level term premiums in excess of claims paid. We invest the excess cash generated during earlier policy years primarily in fixed-maturity securities held in support of future policy benefit reserves. In later policy years, cash received from the maturity or sale of invested assets is used to pay claims in excess of level term premiums received.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$901,178	$862,088	$692,517
Net cash provided by (used in) investing activities	(235,568)	(232,250)	(90,051)
Net cash provided by (used in) financing activities	(599,637)	(551,141)	(479,621)
Effect of foreign exchange rate changes on cash	2,433	(4,024)	1,063
Change in cash and cash equivalents	$68,406	$74,673	$123,908

Operating Activities. Cash provided by operating activities increased in 2025 from 2024 largely due to higher earnings from our Investment and Savings Products segment, higher net premiums in excess of net claims paid in our Term Life Insurance segment and lower cash outflows for policy acquisition costs in our Term Life Insurance segment. Partially offsetting the year-over-year increase in cash inflows is higher income tax remittances in 2025 primarily due to higher pre-tax income and differences in the timing of purchases, maturities, and sales of financial instruments classified as trading securities, which are classified as cash flows from operating activities.

Investing Activities. Cash used in investing activities remained relatively flat in 2025 compared to 2024 primarily due to the impact of the $50.0 million received under a Representation and Warranty insurance policy in 2024, largely offset by fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our available-for-sale investment portfolio and the $21.4 million of cash included in the disposal of the Senior Health business in 2024.

Financing Activities. Cash used in financing activities increased in 2025 from 2024 primarily due to an increase in our share repurchase program and higher per share stockholder dividend payments.

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

As of December 31, 2025, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk, mortality/morbidity/lapse/expense risks, changes in interest rate environment risk, operational risk, segregated funds risk and foreign exchange risk. As of December 31, 2025, Primerica Life Insurance Company of Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

For more information regarding statutory capital requirements and dividend capacities of our insurance subsidiaries, see Note 17 (Statutory Accounting and Dividend Restrictions) to our consolidated financial statements included elsewhere in this report.

Redundant Reserve Financing. The Model Regulation titled Valuation of Life Insurance Policies, commonly known as Regulation XXX, requires insurers to carry statutory policy benefit reserves for term life insurance policies with long-term premium guarantees which are often significantly in excess of the future policy benefit reserves that insurers deem necessary to satisfy claim obligations (“redundant policy benefit reserves”). Accordingly, many insurance companies have sought ways to reduce their capital needs by financing redundant policy benefit reserves through bank financing, reinsurance arrangements and other financing transactions.

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

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of December 31, 2025. No events of default occurred during the year ended December 31, 2025.

Financial Ratings. As of December 31, 2025, the investment grade credit ratings for our Senior Notes were as follows:

Agency	Senior Notes rating
Moody’s	Baa1, stable outlook
Standard & Poor’s	A-, stable outlook
A.M. Best Company	a-, stable outlook

As of December 31, 2025, Primerica Life’s financial strength ratings were as follows:

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of December 31, 2025.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of December 31, 2025, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility in 2025.

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

Note Payable and Interest Obligations. We have debt obligations for the principal balance of our Senior Notes, which is presented in the consolidated balance sheets and described further in Note 12 (Debt) to our consolidated financial statements included elsewhere in the report. We also maintain interest obligations for interest on our Senior Notes, the commitment fee on our Revolving Credit Facility, fees paid for the credit enhancement feature on the LLC Note and a finance charge incurred pursuant to one of our IPO coinsurance agreements as of December 31, 2025. We do not expect the principal or interest on the Surplus Note will result in any cash requirements as the payments due for these items are contractually offset by the principal and interest on the LLC Note as long as we hold the LLC Note. The Company asserts its positive intent and ability to hold the LLC Note until maturity.

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

Interest Rate Risk. The fair value of the fixed-maturity securities (excluding the held-to-maturity security) in our invested asset portfolio as of December 31, 2025 and 2024 was $3.3 billion and $2.9 billion, respectively. One of the primary market risks for this portion of our invested asset portfolio is interest rate risk. One means of assessing the exposure of our fixed-maturity securities portfolios to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This model is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the fair value of our fixed-maturity securities portfolios to decline by $147.0 million, or 4%, based on our actual securities positions as of December 31, 2025. For comparative purposes, the same increase in rates would have caused the fair value of our fixed-maturity securities portfolios to decline by $130.3 million, or 4%, based on our actual securities positions as of December 31, 2024.

Canadian Currency Risk. We also have exposure to foreign currency exchange risk to the extent we conduct business in Canada. A strong Canadian dollar relative to the U.S. dollar results in higher levels of reported revenues, expenses, net income, assets, liabilities, and accumulated comprehensive income (loss) in our U.S. dollar financial statements, and a weaker Canadian dollar would have the opposite effect. Generally, our Canadian dollar-denominated assets are held in support of our Canadian dollar-denominated liabilities. For the year ended December 31, 2025, 13% of our revenues, excluding realized investment gains, and 14% of income from continuing operations before income taxes were generated by our Canadian operations. For the year ended December 31, 2024, 13% of our revenues, excluding realized investment gains, and 13% of income from continuing operations before income taxes were generated by our Canadian operations.

One means of assessing exposure to changes in Canadian currency exchange rates is to model the effects on reported income using a sensitivity analysis. We analyzed our Canadian currency exposure for the years ended December 31, 2025 and 2024. Net exposure was measured assuming a 10% decrease in the value of the Canadian dollar relative to the U.S. dollar for each year. We estimated that such a decrease would decrease our income from continuing operations before income taxes by $13.6 million for the year ended December 31, 2025. For comparative purposes, a similar 10% decrease would have decreased our income from continuing operations before income taxes by $12.3 million for the year ended December 31, 2024.

Our investment in the net assets of our Canadian operations is also subject to Canadian currency risk. If we were to assume a 10% decrease in Canadian currency exchange rates compared to the U.S. dollar, the translated value of our net investment in our Canadian subsidiaries in U.S. dollars would decrease by $40.8 million based on net assets as of December 31, 2025. For comparative purposes, a similar decrease in Canadian currency exchange rates compared to the U.S. dollar would have caused the translated value of our net investment in our Canadian subsidiaries in U.S. dollars to decline by $35.1 million based on net assets as of December 31, 2024. Historically, we have not hedged this exposure, although we may elect to do so in future periods. The impact of translating the balance of net assets of our Canadian operations is recorded in our consolidated balance sheets within the accumulated other comprehensive income (loss) component of stockholders’ equity.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Primerica, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Liability for future policy benefits for term life insurance contracts

As described in Notes 1 and 11 to the consolidated financial statements, the liability for future policy benefits is measured as the present value of expected future benefits less the present value of expected future net premiums receivable under the contracts. The cash flow assumptions underlying the liability for future policy benefits include mortality, persistency, and disability rates. The cash flow assumptions used to measure the liability for future policy benefits are reviewed at least annually and updated as necessary. As of December 31, 2025, the liability for future policy benefits was $6,818 million, which included the liability for future policy benefits for term life insurance contracts of $6,615 million.

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

Atlanta, Georgia

February 27, 2026

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,378,618 in 2025 and $3,152,483 in 2024)	$3,265,246	$2,946,126
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,153,047 in 2025 and $1,227,428 in 2024)	1,175,380	1,303,880
Equity securities, at fair value (historical cost: $20,501 in 2025 and $22,935 in 2024)	26,433	27,144
Trading securities, at fair value (cost: $13,084 in 2025 and $3,562 in 2024)	12,801	3,011
Policy loans and other invested assets	56,233	50,881
Total investments	4,536,093	4,331,042
Cash and cash equivalents	756,227	687,821
Accrued investment income	30,122	28,100
Reinsurance recoverables	2,564,952	2,744,165
Deferred policy acquisition costs, net	3,915,998	3,680,430
Agent balances, due premiums and other receivables	275,171	282,607
Intangible asset	45,275	45,275
Income tax receivable	45,265	-
Deferred income taxes	132,037	122,664
Operating lease right-of-use assets	41,900	47,023
Other assets	387,776	403,608
Separate account assets	2,281,520	2,209,287
Total assets	$15,012,336	$14,582,022

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,818,179	$6,503,064
Unearned and advance premiums	15,521	15,606
Policy claims and other benefits payable	495,356	488,350
Other policyholders’ funds	356,427	402,323
Note payable	595,315	594,512
Surplus note	1,175,119	1,303,556
Income tax payable	119,654	57,987
Deferred income taxes	28,306	57,624
Operating lease liabilities	49,565	55,478
Other liabilities	546,596	549,160
Payable under securities lending	84,876	86,034
Separate account liabilities	2,281,520	2,209,287
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,566,434	12,322,981
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2025 and 2024; issued and outstanding 31,810 shares in 2025 and 33,368 shares in 2024)	318	334
Paid-in capital	-	-
Retained earnings	2,416,149	2,231,483
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	134,594	224,833
Unrealized foreign currency translation gains (losses)	(15,836)	(34,767)
Net unrealized investment gains (losses) on available-for-sale securities	(89,323)	(162,842)
Total stockholders’ equity	2,445,902	2,259,041
Total liabilities and stockholders’ equity	$15,012,336	$14,582,022

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$3,462,780	$3,393,604	$3,312,125
Ceded premiums	(1,678,877)	(1,664,433)	(1,651,811)
Net premiums	1,783,903	1,729,171	1,660,314
Commissions and fees	1,275,864	1,082,889	892,853
Investment income net of investment expenses	225,195	218,153	201,311
Interest expense on surplus note	(58,043)	(62,652)	(65,474)
Net investment income	167,152	155,501	135,837
Realized investment gains (losses)	(2,037)	1,015	(645)
Other investment gains (losses)	1,221	1,221	(5,251)
Investment gains (losses)	(816)	2,236	(5,896)
Other, net	65,610	119,346	65,399
Total revenues	3,291,713	3,089,143	2,748,507

Benefits and expenses:
Benefits and claims	665,927	648,163	642,979
Future policy benefits remeasurement (gain) loss	(37,389)	(25,920)	(384)
Amortization of deferred policy acquisition costs	322,903	298,136	275,816
Sales commissions	686,920	573,249	457,444
Insurance expenses	263,467	255,619	235,460
Insurance commissions	22,995	32,008	34,222
Interest expense	23,958	25,034	26,594
Other operating expenses	368,368	343,607	304,638
Total benefits and expenses	2,317,149	2,149,896	1,976,769
Income from continuing operations before income taxes	974,564	939,247	771,738
Income taxes from continuing operations	223,330	219,118	180,556
Income from continuing operations	751,234	720,129	591,182
Loss from discontinued operations, net of income taxes	-	(249,611)	(14,581)
Net income	$751,234	$470,518	$576,601

Basic earnings per share attributable to common stockholders:
Continuing operations	$22.95	$21.02	$16.37
Discontinued operations	-	(7.29)	(0.40)
Basic earnings per share attributable to common stockholders	$22.95	$13.73	$15.97

Diluted earnings per share attributable to common stockholders:
Continuing operations	$22.91	$20.99	$16.34
Discontinued operations	-	(7.28)	(0.40)
Diluted earnings per share attributable to common stockholders	$22.91	$13.71	$15.94

Weighted-average shares used in computing earnings per share:
Basic	32,632	34,142	35,954
Diluted	32,680	34,199	36,027

.

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$751,234	$470,518	$576,601
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	90,980	9,950	87,390
Reclassification adjustment for investment (gains) losses included in net income	2,005	(562)	2,811
Effect of change in discount rate assumptions on the liability for future policy benefits	(113,258)	334,035	(216,301)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	18,931	(32,532)	10,044
Total other comprehensive income (loss) before income taxes	(1,342)	310,891	(116,056)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,553)	72,338	(27,458)
Other comprehensive income (loss), net of income taxes	2,211	238,553	(88,598)
Total comprehensive income (loss)	$753,445	$709,071	$488,003

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$334	$350	$368
Repurchases of common stock	(17)	(18)	(21)
Net issuance of common stock	1	2	3
Balance, end of period	318	334	350

Paid-in capital:
Balance, beginning of period	-	-	-
Share-based compensation	33,085	35,408	32,130
Net issuance of common stock	(1)	(2)	(3)
Repurchases of common stock	(33,084)	(35,406)	(32,127)
Balance, end of period	-	-	-

Retained earnings:
Balance, beginning of period	2,231,483	2,276,946	2,153,617
Net income	751,234	470,518	576,601
Dividends	(136,052)	(112,814)	(93,715)
Repurchases of common stock	(430,516)	(403,167)	(359,557)
Balance, end of period	2,416,149	2,231,483	2,276,946

Accumulated other comprehensive income (loss):
Balance, beginning of period	27,224	(211,329)	(122,731)
Effect of change in discount rate assumptions on the liability for future policy benefits, net of income taxes	(90,239)	263,919	(169,502)
Change in foreign currency translation adjustment, net of income taxes	18,931	(32,532)	10,044
Change in net unrealized investment gains (losses) during the period, net of income taxes	73,519	7,166	70,860
Balance, end of period	29,435	27,224	(211,329)
Total stockholders’ equity	$2,445,902	$2,259,041	$2,065,967

Dividends declared per share	$4.16	$3.30	$2.60

See accompanying notes to consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$751,234	$470,518	$576,601
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	95,227	144,269	102,540
Deferral of policy acquisition costs	(535,014)	(547,595)	(514,970)
Amortization of deferred policy acquisition costs	322,903	298,136	275,816
Deferred tax provision	(29,553)	(110,597)	(43,380)
Change in income taxes	17,403	46,567	(8,842)
Investment (gains) losses	816	(2,236)	5,896
Accretion and amortization of investments	(3,374)	(3,384)	(2,034)
Depreciation and amortization	19,253	23,401	31,964
Change in reinsurance recoverables	231,799	190,953	237,328
Change in agent balances, due premiums and other receivables	7,437	(12,299)	(18,761)
Change in renewal commissions receivable	3,758	22,675	9,785
Trading securities sold, matured, or called (acquired), net	(9,540)	15,308	(14,552)
Share-based compensation	24,600	25,075	18,911
Impairment of goodwill and other long-lived assets	-	253,607	-
Gain on insurance proceeds received from acquisition representation and warranty policy	-	(50,000)	-
Loss on disposal of discontinued operations, excluding income tax benefit	-	95,787	-
Change in other operating assets and liabilities, net	4,229	1,903	36,215
Net cash provided by (used in) operating activities	901,178	862,088	692,517

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	24,735	7,363	19,230
Fixed-maturity securities — matured or called	454,306	420,742	263,443
Short-term investments — sold	-	-	28,799
Short-term investments — matured or called	-	268	61,782
Equity securities — sold	26	-	3,051
Equity securities — matured or called	1,829	4,375	-
Available-for-sale investments acquired:
Fixed-maturity securities	(690,184)	(664,178)	(412,262)
Short-term investments	-	-	(19,767)
Equity securities — acquired	(228)	(211)	(430)
Purchases of property and equipment and other investing activities, net	(26,052)	(29,228)	(33,897)
Cash collateral received (returned) on loaned securities, net	(1,158)	(13,751)	(1,153)
Sales (purchases) of short-term investments using securities lending collateral, net	1,158	13,751	1,153
Insurance proceeds received from acquisition representation and warranty policy	-	50,000	-
Disposal of cash in discontinued operations	-	(21,381)	-
Net cash provided by (used in) investing activities	(235,568)	(232,250)	(90,051)

Cash flows from financing activities:
Dividends paid	(136,052)	(112,814)	(93,715)
Common stock repurchased	(450,033)	(425,035)	(375,062)
Excise tax paid on common stock repurchased	(3,910)	(3,390)	-
Tax withholdings on share-based compensation	(9,380)	(9,646)	(10,579)
Finance leases	(262)	(256)	(265)
Net cash provided by (used in) financing activities	(599,637)	(551,141)	(479,621)
Effect of foreign exchange rate changes on cash	2,433	(4,024)	1,063
Change in cash and cash equivalents	68,406	74,673	123,908
Cash and cash equivalents, beginning of period	687,821	613,148	489,240
Cash and cash equivalents, end of period	$756,227	$687,821	$613,148

Supplemental disclosure of cash flow information:
Interest paid	$23,112	$24,224	$27,279

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

For an AFS security with an amortized cost that exceeds its fair value, we first determine if we intend to sell or will more likely than not be required to sell the security before the expected recovery of its amortized cost. If we intend to sell or will more likely than not be required to sell the security, then we recognize the impairment as a credit loss in our consolidated statements of income by writing down the security’s amortized cost to its fair value. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before the expected recovery of its amortized cost, we recognize the portion of the impairment that is due to a credit loss, if any, in our consolidated statements of income through an allowance. The portion of the impairment that is due to factors other than a credit loss is recognized in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) as an unrealized loss. Credit losses recognized in the allowance for credit losses are reversed in situations where the estimate of credit losses on those securities has declined. When determining whether an impairment is due to a credit loss or other factors, we determine the extent to which we do not expect to recover the security’s amortized cost and record such amount, if any, as a credit loss. Factors we consider in determining whether the security’s decline in fair value is below amortized cost due to a credit loss include the magnitude of the security’s decline in fair value below its amortized cost, the financial condition, long and near-term prospects for the issuer, industry conditions and trends, rating agency actions, the payment structure of the security, likelihood of the recoverability of principal and interest, and our ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery of its amortized cost. In assessing our ability and intent to hold the security for a period of time to allow for the anticipated recovery of its amortized cost, we also consider our anticipated sources of cash to fund operating activities and share repurchases. If we do not anticipate recovering a security’s amortized cost basis, we estimate the present value of the security’s expected cash flows and recognize the difference from amortized cost (using fair value as a floor) as a credit loss.

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

All reinsurance contracts in effect for the three-year period ended December 31, 2025 transfer a reasonable possibility of substantial loss to the reinsurer or are accounted for under the deposit method of accounting.

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

We estimate and recognize lifetime expected credit losses for reinsurance recoverables. In estimating the allowance for expected credit losses for reinsurance recoverables, we factor in the underlying collateral for reinsurance agreements where available. Specifically, for reinsurers with underlying trust assets, we compare the reinsurance recoverables balance to the underlying trust assets that mitigate the potential exposure to credit losses. We also analyze the financial condition of the reinsurers, as determined by third-party rating agencies, to determine the probability of default for the reinsurers. We then utilize a third-party credit default study to calculate an expected credit loss given default rate and recovery rate. The probability of default and loss given default rates are then applied to the reinsurers’ recoverable balances, while also factoring in any third-party letters of credit that support the reinsurance agreement, in order to calculate our allowance for credit losses.

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

Intangible Asset. We have an indefinite-lived intangible asset on our consolidated balance sheets related to the 1989 purchase of the right to contract with the independent sales force. This asset represents the core distribution model of our business, which is our primary competitive advantage to profitably distribute term life insurance and investment and savings products on a significant scale, and as such, is considered to have an indefinite life. Any intangible asset that is deemed to have an indefinite useful life is not amortized but is subject to an annual impairment test. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. This indefinite-lived intangible asset is supported by a significant portion of the discounted cash flows of our future business. We assessed this asset for impairment as of its annual assessment date, October 1, 2025, and determined that no impairment had occurred.

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

Depreciation expense is included in other operating expenses in the consolidated statements of income. Depreciation expense was $19.3 million, $18.2 million, and $21.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Property and equipment balances were as follows:

	December 31,
	2025	2024
	(In thousands)
Data processing equipment and software	$148,161	$135,251
Leasehold improvements	20,071	18,965
Other, principally furniture and equipment	47,578	44,566
	215,810	198,782
Accumulated depreciation	(176,039)	(158,084)
Net property and equipment	$39,771	$40,698

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

Share-Based Transactions. For employee and director share-based compensation awards, we determine a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the consolidated statements of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation, we recognize the impact during the period of performance, and the fair value of the award is measured as of the grant date, which generally occurs in the same quarter as the service period. To the extent non-employee share-based compensation is an incremental direct cost of successful acquisitions or renewals of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs.

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

The Company adopted this ASU on a retrospective basis. The Company’s revised disclosures in accordance with the new standard are primarily included in Note 13 (Income Taxes).

New Accounting Standards Not Yet Adopted.

Accounting standard	Adoption date	Description	Effects on the financial statements
Disaggregation of Income Statement Expenses ASU 2024-03

Annual periods beginning after December 15, 2026. Early adoption is permitted. Amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented.

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

The Company determined that the disposal represented a strategic shift that would have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board of Directors (the “Board”) and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business have been reported in discontinued operations for all periods presented in our consolidated statements of income. We had no assets or liabilities remaining from the Senior Health business on our consolidated balance sheets by December 31, 2024. Prior year Senior Health-related balances in the notes to the consolidated financial statements do not include balances and activities related to the discontinued operations except as otherwise noted.

We recognized an after-tax net gain on disposal of $2.0 million, which was comprised of the $95.8 million write-off of e-TeleQuote’s assets and liabilities as of the abandonment date and the recognition of a $97.8 million income tax benefit.

The major classes of line items constituting discontinued operations in the consolidated statements of income were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Revenues:
Commissions and fees	$-	$30,550	$57,563
Other, net	-	2,056	9,621
Total revenues	-	32,606	67,184

Expenses:
Contract acquisition costs	-	45,594	55,233
Impairment of goodwill and other long-lived assets	-	253,607	-
Loss on disposition	-	95,787	-
Other operating expenses	-	31,956	32,009
Total expenses	-	426,944	87,242
Loss before income taxes	-	(394,338)	(20,058)
Income tax benefit	-	144,727	5,477
Loss from discontinued operations, net of income taxes	$-	$(249,611)	$(14,581)

Income tax benefit from discontinued operations is different from the amount determined by multiplying loss from discontinued operations before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2024 and 2023. The reconciliation for such difference follows:

	Year ended December 31,
	2024		2023
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed tax expense	$(82,811)	21.0%	$(4,212)	21.0%
State income taxes	(11,227)	2.8%	(1,187)	5.9%
Write-off of net assets upon disposal	20,115	(5.1)%	-	—%
Goodwill impairment loss	26,818	(6.8)%	-	—%
Tax benefit of abandonment	(97,786)	24.8%	-	—%
Other	164	—%	(78)	0.4%
Total tax benefit / effective rate from discontinuing operations	$(144,727)	36.7%	$(5,477)	27.3%

Total operating and investing cash flows of the discontinued operations were as follows, which excludes the Company’s use of $31.8 million and $59.4 million during the years ended December 31, 2025 and 2024, respectively, of the total income tax benefit recognized on disposal to offset federal income tax payments:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$-	$(5,663)	$8,372
Net cash provided by (used in) investing activities	$-	$(21,515)	$(331)

(3) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$18,931	$(32,532)	$10,044
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$18,931	$(32,532)	$10,044
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$90,980	$9,950	$87,390
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	19,045	2,340	18,751
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	71,935	7,610	68,639

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	2,005	(562)	2,811
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	421	(118)	590
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	1,584	(444)	2,221
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$73,519	$7,166	$70,860
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(113,258)	$334,035	$(216,301)
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(23,019)	70,116	(46,799)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(90,239)	$263,919	$(169,502)

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

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Term Life Insurance segment:
Total revenues	$1,819,809	$1,768,240	$1,693,042
Benefits and expenses:
Benefits and claims	651,544	635,354	622,084
Future policy benefits remeasurement (gain) loss	(37,726)	(31,265)	(213)
Amortization of DAC	316,411	291,488	268,803
Insurance expenses	258,885	250,957	230,390
Insurance commissions	9,635	17,664	19,814
Total benefits and expenses	1,198,749	1,164,198	1,140,878
Income before income taxes	$621,060	$604,042	$552,164

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Investment and Savings Products segment:
Total revenues	$1,248,232	$1,056,742	$865,265
Expenses:
Amortization of DAC	5,381	5,443	5,479
Insurance commissions	13,755	13,638	13,148
Sales commissions:
Sales-based	332,630	275,582	212,482
Asset-based	334,840	278,042	226,542
Other operating expenses:
Fees based on client asset values	47,408	40,260	32,886
Fees based on fee-generating positions	44,309	42,839	41,483
Other expenses	114,386	98,693	90,419
Total expenses	892,709	754,497	622,439
Income before income taxes	$355,523	$302,245	$242,826

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$223,672	$264,161	$190,200
Benefits and expenses:
Benefits and claims	14,383	12,809	20,895
Future policy benefits remeasurement (gain) loss	337	5,345	(171)
Amortization of DAC	1,111	1,205	1,534
Insurance expenses	4,582	4,662	5,070
Insurance commissions	(395)	706	1,260
Sales commissions	19,450	19,625	18,420
Interest expense	23,958	25,034	26,594
Other operating expenses	162,265	161,815	139,850
Total benefits and expenses	225,691	231,201	213,452
Income (loss) before income taxes	$(2,019)	$32,960	$(23,252)

The following table reconciles segment revenues to total revenues in the consolidated statements of income:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Revenues:
Term Life Insurance segment	$1,819,809	$1,768,240	$1,693,042
Investment and Savings Products segment	1,248,232	1,056,742	865,265
Corporate and Other Distributed Products segment	223,672	264,161	190,200
Total revenues	$3,291,713	$3,089,143	$2,748,507

The following table reconciles segment income (loss) before income taxes to income from continuing operations before income taxes in the consolidated statements of income:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Income (loss) from continuing operations before income taxes:
Term Life Insurance segment	$621,060	$604,042	$552,164
Investment and Savings Products segment	355,523	302,245	242,826
Corporate and Other Distributed Products segment	(2,019)	32,960	(23,252)
Total income from continuing operations before income taxes	$974,564	$939,247	$771,738

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

The Company recorded corporate restructuring charges of $2.8 million for the year ended December 31, 2024 associated with the decision to exit the Senior Health business, which are included in the Corporate and Other Distributed Products segment’s Other operating expenses. There were no corporate restructuring charges recorded during the years ended December 31, 2025 or 2023.

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

Geographical Information. Results of operations by country and long-lived assets — primarily tangible assets reported in other assets in our consolidated balance sheets — from continuing operations were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Revenues by country:
United States	$2,850,954	$2,694,323	$2,396,774
Canada	440,759	394,820	351,733
Total revenues	$3,291,713	$3,089,143	$2,748,507

	December 31, 2025	December 31, 2024
	(In thousands)
Long-lived assets by country:
United States	$37,712	$38,064
Canada	2,059	2,634
Total long-lived assets	$39,771	$40,698

(5) Investments

AFS Securities. The amortized cost, gross unrealized gains and losses, and fair value of AFS fixed-maturity securities were as follows:

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,814	$65	$(137)	$9,742
Foreign government	173,732	1,587	(6,286)	169,033
States and political subdivisions	136,996	953	(11,017)	126,932
Corporates	2,042,691	27,386	(74,204)	1,995,873
Residential mortgage-backed securities	687,149	5,892	(47,176)	645,865
Commercial mortgage-backed securities	92,035	120	(7,123)	85,032
Other asset-backed securities	236,201	816	(4,248)	232,769
Total fixed-maturity securities	$3,378,618	$36,819	$(150,191)	$3,265,246

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,822	$7	$(326)	$9,503
Foreign government	171,033	1,597	(6,206)	166,424
States and political subdivisions	128,359	96	(14,886)	113,569
Corporates	1,929,350	11,853	(116,095)	1,825,108
Residential mortgage-backed securities	552,611	536	(66,590)	486,557
Commercial mortgage-backed securities	110,426	87	(11,068)	99,445
Other asset-backed securities	250,882	1,396	(6,758)	245,520
Total fixed-maturity securities	$3,152,483	$15,572	$(221,929)	$2,946,126

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of December 31, 2025 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$250,584	$250,086
Due after one year through five years	820,102	813,822
Due after five years through 10 years	724,470	701,884
Due after 10 years	568,077	535,788
	2,363,233	2,301,580
Mortgage- and asset-backed securities	1,015,385	963,666
Total AFS fixed-maturity securities	$3,378,618	$3,265,246

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best was A+ as of December 31, 2025.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of December 31, 2025, the LLC Note had an estimated unrealized holding loss of $22.3 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note. See Note 6 (Fair Value of Financial Instruments) for information on the fair value of our financial instruments and see Note 12 (Debt) for more information on the Surplus Note.

As of December 31, 2025, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.2 million and $8.0 million as of December 31, 2025 and 2024, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected on our consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $84.9 million and $86.0 million as of December 31, 2025 and 2024, respectively.

Net Investment Income. The components of net investment income were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Fixed-maturity securities (available-for-sale)	$139,207	$125,411	$108,762
Fixed-maturity security (held-to-maturity)	58,043	62,652	65,474
Equity securities	1,268	1,363	1,523
Policy loans and other invested assets	2,743	1,545	1,297
Cash, cash equivalents and short-term investments	24,884	25,901	23,601
Total return on deposit asset underlying 10% coinsurance agreement (1)	7,331	9,695	9,338
Gross investment income	233,476	226,567	209,995
Investment expenses	(8,281)	(8,414)	(8,684)
Investment income net of investment expenses	225,195	218,153	201,311
Interest expense on surplus note	(58,043)	(62,652)	(65,474)
Net investment income	$167,152	$155,501	$135,837

(1)
Includes $0.6 million, $1.0 million, and $(0.4) million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the years ended December 31, 2025, 2024, and 2023, respectively.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Realized investment gains (losses):
Gross gains from sales of available-for-sale fixed maturity securities	$880	$1,253	$504
Gross losses from sales of available-for-sale fixed maturity securities	(2,141)	(238)	(1,149)
Gross losses from sales of equity securities	(776)	-	-
Net realized investment gains (losses):	(2,037)	1,015	(645)
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	(744)	(453)	(2,166)
Market gains (losses) recognized in net income during the period on equity securities	1,661	1,629	(3,137)
Gains (losses) from equity method investments	252	19	12
Gains (losses) from bifurcated options	31	-	13
Gains (losses) on trading securities	21	26	27
Other investment gains (losses):	1,221	1,221	(5,251)
Investment gains (losses)	$(816)	$2,236	$(5,896)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Proceeds from sales or other redemptions	$479,041	$428,373	$373,254

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,867	$(137)
Foreign government	41,809	(1,307)	59,087	(4,979)
States and political subdivisions	6,321	(159)	98,912	(10,858)
Corporates	233,831	(3,593)	901,906	(70,611)
Residential mortgage-backed securities	72,537	(463)	316,741	(46,713)
Commercial mortgage-backed securities	2,471	(26)	71,490	(7,097)
Other asset-backed securities	24,950	(485)	88,159	(3,763)
Total fixed-maturity securities	$381,919	$(6,033)	$1,542,162	$(144,158)

	December 31, 2024
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$3,529	$(19)	$5,660	$(307)
Foreign government	15,044	(139)	83,923	(6,067)
States and political subdivisions	9,933	(350)	99,389	(14,536)
Corporates	398,232	(9,422)	1,000,264	(106,673)
Residential mortgage-backed securities	106,276	(2,605)	327,850	(63,985)
Commercial mortgage-backed securities	2,005	(1)	89,876	(11,067)
Other asset-backed securities	15,086	(81)	114,077	(6,677)
Total fixed-maturity securities	$550,105	$(12,617)	$1,721,039	$(209,312)

The amortized cost of AFS securities with a cost basis in excess of their fair values were $2,074.3 million and $2,493.1 million as of December 31, 2025 and 2024, respectively.

The allowance for credit losses was $0.7 million as of December 31, 2025. No allowance for credit losses was recorded as of December 31, 2024. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we have no present intention to dispose of them.

For the years ended December 31, 2025, 2024, and 2023, we recorded $0.7 million, $0.5 million, and $2.2 million, respectively, for credit (gains) losses in the consolidated statements of income on AFS securities. We recognize credit losses on securities due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

The rollforward of the allowance for credit losses on AFS securities was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Allowance for credit losses, beginning of period	$-	$-	$-
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	866	-	-
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period (i.e., quarter)	(122)	-	-
Write-offs charged against the allowance, if any	-	-	-
Allowance for credit losses, end of period	$744	$-	$-

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of December 31, 2025 and 2024. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,742	$-	$9,742
Foreign government	-	169,033	-	169,033
States and political subdivisions	-	126,932	-	126,932
Corporates	3,748	1,992,125	-	1,995,873
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	645,865	-	645,865
Commercial mortgage-backed securities	-	83,456	1,576	85,032
Other asset-backed securities	-	232,769	-	232,769
Total available-for-sale fixed-maturity securities	3,748	3,259,922	1,576	3,265,246
Equity securities	26,433	-	-	26,433
Trading securities	-	12,801	-	12,801
Cash and cash equivalents	756,227	-	-	756,227
Separate accounts	-	2,281,520	-	2,281,520
Total fair value assets	$786,408	$5,554,243	$1,576	$6,342,227
Fair value liabilities:
Separate accounts	$-	$2,281,520	$-	$2,281,520
Total fair value liabilities	$-	$2,281,520	$-	$2,281,520

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,503	$-	$9,503
Foreign government	-	166,424	-	166,424
States and political subdivisions	-	113,569	-	113,569
Corporates	3,787	1,821,321	-	1,825,108
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	486,557	-	486,557
Commercial mortgage-backed securities	-	99,445	-	99,445
Other asset-backed securities	-	245,520	-	245,520
Total available-for-sale securities	3,787	2,942,339	-	2,946,126
Equity securities	24,598	1,003	1,543	27,144
Trading securities	-	3,011	-	3,011
Cash and cash equivalents	687,821	-	-	687,821
Separate accounts	-	2,209,287	-	2,209,287
Total fair value assets	$716,206	$5,155,640	$1,543	$5,873,389
Fair value liabilities:
Separate accounts	$-	$2,209,287	$-	$2,209,287
Total fair value liabilities	$-	$2,209,287	$-	$2,209,287

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

The roll-forward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Year ended December 31,
	2025	2024
	(In thousands)
Level 3 assets, beginning of period	$1,543	$2,144
Net unrealized gains (losses) included in other comprehensive income (loss)	-	4
Investment gains (losses) and accretion (amortization) recognized in earnings	(714)	(101)
Sales	(829)	-
Transfers into Level 3	1,576	-
Transfers out of Level 3	-	(504)
Level 3 assets, end of period	$1,576	$1,543

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. There were no material transfers between Level 1 and Level 3 during the years ended December 31, 2025 and 2024.

The carrying values and estimated fair values of our financial instruments were as follows:

	December 31, 2025		December 31, 2024
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,265,246	$3,265,246	$2,946,126	$2,946,126
Fixed-maturity security (held-to-maturity) (1)	1,175,380	1,153,047	1,303,880	1,227,428
Equity securities	26,433	26,433	27,144	27,144
Trading securities	12,801	12,801	3,011	3,011
Policy loans (1)	47,583	47,583	40,884	40,884
Deposit asset underlying 10% coinsurance agreement (1)	131,418	131,418	158,913	158,913
Separate accounts	2,281,520	2,281,520	2,209,287	2,209,287
Liabilities:
Note payable (2) (3)	595,315	543,461	594,512	513,862
Surplus note (1) (2)	1,175,119	1,150,995	1,303,556	1,225,708
Separate accounts	2,281,520	2,281,520	2,209,287	2,209,287

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

Reinsurance recoverables represents ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The amounts of ceded claim liabilities included in reinsurance recoverables that we paid and which are recoverable from those reinsurers were $43.3 million and $39.1 million as of December 31, 2025 and 2024, respectively. Benefits and claims ceded to reinsurers for 2025, 2024, and 2023 were $1,368.9 million, $1,439.4 million, and $1,376.4 million, respectively.

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

In a fourth IPO coinsurance agreement, which we refer to as the 10% Coinsurance Agreement, we ceded to Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement included an experience refund provision, it did not satisfy U.S. GAAP risk transfer rules. As a result, we accounted for this contract using deposit method accounting and recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the economic reserves of the policies subject to the agreement. The deposit asset held in support of this agreement was $131.4 million and $158.9 million at December 31, 2025 and 2024, respectively. We made contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the economic reserves. The statutory reserves financed through Prime Re under the 10% Coinsurance Agreement no longer exceeded the economic reserves and the Company no longer incurs a finance charge. During 2025, the cumulative experience refund provision was settled by reductions in the deposit asset over the normal course of the 10% Coinsurance Agreement. Therefore, the Company and Prime Re agreed to terminate the 10% Coinsurance Agreement effective January 1, 2026. Upon termination of the 10% Coinsurance Agreement, the Company received cash equal to the carrying value of the deposit asset and thus did not recognize any gain or loss. Prior to the termination of the 10% Coinsurance Agreement, the market return on the deposit asset was reflected in net investment income as disclosed in Note 5 (Investments).

Details on in-force life insurance were as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Direct life insurance in-force	$969,529,768	$955,610,523
Amounts ceded to other companies	(827,832,374)	(817,825,296)
Net life insurance in-force	$141,697,394	$137,785,227
Percentage of reinsured life insurance in-force	85%	86%

The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	December 31, 2025		December 31, 2024
	Reinsurance recoverables	A.M. Best rating	Reinsurance recoverables	A.M. Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (IPO coinsurance) (1)	$1,976,512	A+	$2,074,945	A+
Munich Re of Malta (1) (2)	200,362	NR	210,822	NR
American Health and Life Insurance Company (1)	121,666	B++	127,601	B++
SCOR Global Life Reinsurance Companies (3)	119,615	A	148,899	A
Swiss Re Life & Health America Inc. (4)	44,726	A+	43,826	A+
RGA Reinsurance Company	40,043	A+	44,132	A+
Korean Reinsurance Company	30,372	A	40,781	A
Munich American Reassurance Company	25,306	A+	36,487	A+
All other reinsurers	7,845	-	17,887	-
Allowance for credit losses	(1,495)		(1,215)
Reinsurance recoverables	$2,564,952		$2,744,165

NR – not rated by A.M. Best

(1) Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in force as of December 31, 2009.

Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.

(2) Entity is rated AA by S&P as of December 31, 2025.

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

The rollforward of the allowance for credit losses (“ACL”) on reinsurance recoverables for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$1,215	$1,120	$2,936
Current period provision for expected credit losses	280	95	3,703
Writeoffs charged against the ACL, if any	-	-	(5,519)
Balance, at the end of period	$1,495	$1,215	$1,120

(8) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Year ended December 31,
	2025		2024
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,608,599	$55,303	$3,366,281	$63,029
Capitalization	540,952	2,547	555,162	2,959
Amortization	(316,411)	(5,381)	(291,488)	(5,443)
Foreign exchange translation and other	12,302	2,670	(21,356)	(5,242)
DAC balance, end of period	$3,845,442	$55,139	$3,608,599	$55,303

Reconciliation of DAC by product was as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$3,845,442	$3,608,599
Segregated Funds (Canada)	55,139	55,303
Other	15,417	16,528
Total DAC, net	$3,915,998	$3,680,430

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the years ended December 31, 2025 and 2024.

(9) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	December 31, 2025	December 31, 2024
	(In thousands)
Fixed-income securities	$620,931	$708,225
Equity securities	1,595,934	1,490,628
Cash and cash equivalents	69,952	46,764
Due to/from funds	(5,318)	(36,350)
Other	21	20
Total separate account assets	$2,281,520	$2,209,287

The following table represents the balances of and changes in separate account liabilities:

	Year ended December 31,
	2025	2024
	(In thousands)
Separate account liabilities balance, beginning of period	$2,209,287	$2,395,842
Premiums, deposits and transfers	174,693	147,995
Surrenders, withdrawals and transfers	(424,337)	(378,126)
Investment performance	273,108	300,545
Management fees and other charges	(59,942)	(57,734)
Foreign exchange translation	108,711	(199,235)
Separate account liabilities balance, end of period	$2,281,520	$2,209,287
Cash surrender value	$2,250,638	$2,173,070

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

(10) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Year ended December 31,
	2025	2024
	(In thousands)
Policy claims and other benefits payable, beginning of period	$488,350	$513,803
Less reinsured policy claims and other benefits payable	518,210	533,862
Net balance, beginning of period	(29,860)	(20,059)
Incurred related to current year	257,563	250,699
Incurred related to prior years (1)	(485)	(3,477)
Total incurred	257,078	247,222
Claims paid related to current year, net of reinsured policy claims received	(307,047)	(295,148)
Reinsured policy claims received related to prior years, net of claims paid	44,993	38,746
Total paid	(262,054)	(256,402)
Foreign currency translation	256	(621)
Net balance, end of period	(34,580)	(29,860)
Add reinsured policy claims and other benefits payable	529,936	518,210
Balance, end of period	$495,356	$488,350

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

(11) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Year ended December 31,
	2025	2024
	(Dollars in thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$13,854,794	$13,977,353
Balance at original discount rate, beginning of period	14,233,996	14,012,553
Effect of changes in cash flow assumptions	(354,521)	(74,233)
Effect of actual variances from expected experience	(384,313)	(373,646)
Adjusted balance, beginning of period	13,495,162	13,564,674
Issuances	1,651,384	1,884,054
Interest accrual at original discount rate	627,419	608,588
Net premiums collected	(1,770,529)	(1,733,262)
Foreign currency translation	47,642	(90,058)
Expected net premiums at original discount rate, end of period	14,051,078	14,233,996
Effect of changes in discount rate assumptions	16,126	(379,202)
Expected net premiums at then current discount rate, end of period	$14,067,204	$13,854,794

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,155,487	$20,508,435
Balance at original discount rate, beginning of period	20,763,900	20,391,694
Effect of changes in cash flow assumptions	(436,663)	(83,975)
Effect of actual variances from expected experience	(426,822)	(386,512)
Adjusted balance, beginning of period	19,900,415	19,921,207
Issuances	1,655,501	1,892,529
Interest accrual at original discount rate	958,540	929,078
Benefit payments	(1,846,085)	(1,841,162)
Foreign currency translation	73,689	(137,752)
Expected future policy benefits at original discount rate, end of period	20,742,060	20,763,900
Effect of changes in discount rate assumptions	(60,355)	(608,413)
Expected future policy benefits at then current discount rate, end of period	$20,681,705	$20,155,487

LFPB	$6,614,501	$6,300,693
Less: reinsurance recoverables	2,550,187	2,729,022
Net LFPB, after reinsurance recoverables	$4,064,314	$3,571,671

Weighted-average duration of net LFPB (in years)	8.3	8.0

During the years ended December 31, 2025 and 2024, we recognized remeasurement gains of approximately $38 million and $31 million, respectively, for the Term Life Insurance segment, with corresponding decreases to the LFPB, net of reinsurance. The remeasurement gains for the Term Life Insurance segment reflected changes to the actuarial cash flow assumptions underlying the LFPB estimate, net of reinsurance, based on our annual assumption reviews of approximately $18 million and $28 million for the years ended December 31, 2025 and 2024, respectively, and realized experience variances of approximately $20 million and $3 million during the years ended December 31, 2025 and 2024, respectively.

Our 2025 annual actuarial assumption review was performed during the third quarter of 2025 and included analyzing experience studies based on the Company’s own data and comparing actual to expected cash flow variances by policy cohort. Actuarial judgment was also used since prior historical experience may not fully reflect future expected experience.

We have generally observed lower actual mortality experience compared to the actuarial assumptions in our Term Life Insurance segment since mid-2022. We believe part of the favorable experience is a pull-forward effect where certain deaths accelerated during the pandemic resulting in a future period of lower mortality. However, the level of our favorable mortality has not subsided, which indicates that certain mortality assumptions may be higher than necessary. As such, we decreased our mortality assumption for level premium term life insurance policies sold in Canada, along with a portion of policies sold in both the U.S. and Canada that continue or exchange their policies after the end of the level premium term period. The decrease in the mortality assumption was the largest contributor to the remeasurement gain recognized for LFPB assumption changes during the year ended December 31, 2025. We did not make any changes to our mortality assumptions during the year ended December 31, 2024.

Since 2023, we have also generally observed higher lapse rates compared to our actuarial assumption for policies sold in the U.S. that are within the level premium term period. During our 2024 assumption review, we made changes to our early duration lapse rate assumption for U.S. cohorts to partially reflect recent lapse experience. In the 2025 assumption review, in accordance with our best estimates, we did not make further changes to these lapse assumptions. We believe elevated lapses are temporary due to current economic conditions, and that lapse rates will gradually return to our historical normalized levels. If our lapse experience does not revert back to our best estimate assumptions as forecasted, we could recognize experience variances and/or have an assumption change in subsequent periods. We will continue to monitor emerging experience against our actuarial assumption each quarter to assess its appropriateness. During the year ended December 31, 2025, the remeasurement gain recognized for experience variances noted above were primarily attributable to both higher policy lapse rates and lower mortality.

Prior to 2025, we observed lower incidence rates compared to our assumptions for the waiver of premium benefit offered as an optional supplemental rider on our term life insurance policies that waives the policyholder’s insurance premiums during a qualifying disability since the pandemic. As a result, an assumption change was made during our annual review in 2024 to reflect this experience and resulted in the largest component of the remeasurement gain recognized during the year ended December 31, 2024 noted above. During our 2025 assumption review, we did not observe any significant variances between recent waiver of premium disability claims when compared with the assumption changes that were made in 2024. As such, no further changes were considered necessary to the disability claims assumptions used in the LFPB during the 2025 period.

We also performed our 2025 annual review of LFPB assumptions for our closed block of non-term life insurance included in the Corporate and Other Distributed Products segment during the third quarter of 2025. Based on this review, we recognized a remeasurement loss of less than $1 million during the year ended December 31, 2025. Comparatively, we recognized a remeasurement loss of approximately $5 million during the year ended December 31, 2024 as a result of our 2024 annual assumption review of LFPB assumptions in the Corporate and Other Distributed Products segment.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes with the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the years ended December 31, 2025 and 2024.

The following table reconciles the LFPB to the consolidated balance sheets:

	December 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$6,614,501	$6,300,693
Other	203,678	202,371
Total	$6,818,179	$6,503,064

The following table reconciles the reinsurance recoverables to the consolidated balance sheets:

	December 31, 2025	December 31, 2024
	(In thousands)
Term Life Insurance	$2,550,187	$2,729,022
Other	14,765	15,143
Total	$2,564,952	$2,744,165

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	December 31, 2025		December 31, 2024
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$34,009,893	$20,681,706	$33,966,483	$20,155,489
Expected future gross premiums	$39,384,920	$27,195,943	$39,389,917	$26,414,010

The amount of revenue and interest recognized in our consolidated statements of income were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Term Life Insurance
Gross premiums	$3,445,535	$3,375,282	$3,292,760
Interest accretion (expense)	$(331,121)	$(320,490)	$(311,921)

The weighted-average discount rates were as follows:

	December 31, 2025	December 31, 2024
Term Life Insurance
Original discount rate	5.00%	4.95%
Current discount rate	5.72%	5.69%

There were no changes to the methods used to determine the discount rates during the years ended December 31, 2025 and 2024.

(12) Debt

Note Payable. Note payable consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
2.80% Senior Notes, due November 19, 2031	$600,000	$600,000
Unamortized issuance discount on note payable	(1,575)	(1,845)
Total note payable (1)	$598,425	$598,155

(1)
Excludes unamortized debt issuance costs.

As of December 31, 2025, we had outstanding $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2025, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2025.

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

Surplus Note. As of December 31, 2025, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.2 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note. See Note 5 (Investments) for more information on the LLC Note.

Revolving Credit Facility. On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2025, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2025, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2025.

(13) Income Taxes

Income from continuing operations before income taxes and income taxes from continuing operations.

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Income from continuing operations before income taxes:
United States	$834,380	$812,071	$664,740
Foreign	140,184	127,176	106,998
Total income from continuing operations before income taxes	$974,564	$939,247	$771,738

Income taxes from continuing operations:
Current tax expense:
United States federal	$193,161	$198,272	$176,412
United States state and local	12,369	9,167	8,526
Foreign	47,353	43,484	40,646
Total current tax expense	$252,883	$250,923	$225,584
Deferred tax expense (benefit):
United States federal	$(21,685)	$(34,770)	$(33,699)
United States state and local	431	11,031	(11)
Foreign	(8,299)	(8,066)	(11,318)
Total deferred expense (benefit)	$(29,553)	$(31,805)	$(45,028)
Total income taxes from continuing operations:
United States federal	$171,476	$163,502	$142,713
United States state and local	12,800	20,198	8,515
Foreign	39,054	35,418	29,328
Total income taxes from continuing operations	$223,330	$219,118	$180,556

Effective tax rate reconciliation. Income taxes from continuing operations differs from the amount determined by multiplying income from continuing operations before income taxes by the U.S. statutory federal tax rate of 21% for the years ended December 31, 2025, 2024 and 2023. The reconciliation for such differences follows:

	Year ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Computed U.S. federal statutory income tax	$204,658	21.0%	$197,242	21.0%	$162,066	21.0%
Domestic federal tax effects:
Tax credits	(7,417)	(0.8)%	(76)	*	(138)	*
Nontaxable or nondeductible items:
Gain on insurance proceeds (1)	-	—%	(10,500)	(1.1)%	-	—%
Other	3,499	0.4%	2,193	0.2%	1,495	0.2%
Total nontaxable or nondeductible items	3,499	0.4%	(8,307)	(0.9)%	1,495	0.2%
Effects of cross-border tax laws	(795)	(0.1)%	(754)	(0.1)%	(324)	(0.1)%
Domestic state and local income taxes, net of federal income tax effect (2)	8,620	0.9%	20,213	2.1%	10,450	1.4%
Foreign tax effects:
Canada
Provincial taxes (3)	15,509	1.6%	14,040	1.5%	12,007	1.6%
Other	(2,325)	(0.2)%	(3,006)	(0.3)%	(2,239)	(0.3)%
U.S. territorial jurisdictions	932	0.1%	819	0.1%	332	*
Total foreign tax effects	14,116	1.5%	11,853	1.3%	10,100	1.3%
Worldwide changes in prior year unrecognized tax benefits	649	*	(1,053)	(0.1)%	(3,093)	(0.4)%
Total income taxes from continuing operations/effective tax rate from continuing operations	$223,330	22.9%	$219,118	23.3%	$180,556	23.4%

(1) In 2024, the gain on insurance proceeds was nontaxable. See Note 4 (Segment and Geographical Information) for more details related to this gain.

(2) In 2025, domestic state and local income taxes, net of federal income tax effect (“state and local income taxes”) in Florida and Georgia comprise the majority (greater than 50%) of the tax effect in this category. In 2024, state and local income taxes in Florida and Minnesota comprise the majority (greater than 50%) of the tax effect in this category. State and local income tax expense in 2024 includes the recognition of a valuation allowance of $11.1 million for net operating losses from e-TeleQuote that the Company determined would not be realized. U.S. GAAP requires a change in a valuation allowance resulting from the change in judgment about the realizability of a deferred tax asset to be presented in income tax expense from continuing operations. In 2023, state and local income taxes in California and Florida comprise the majority (greater than 50%) of the tax effect in this category.

(3) Includes all provincial income taxes.

*Less than 0.1%.

Deferred tax assets and liabilities. The main components of deferred income tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Future policy benefit reserves and unpaid policy claims	$581,690	$473,121
Net operating losses	9,044	41,267
Investments	19,167	39,703
Future deductible liabilities	25,178	25,477
Foreign tax credits	14,360	20,002
Other	27,379	25,450
Total deferred tax assets before valuation allowance	676,818	625,020
Valuation allowance on foreign tax credits	(14,360)	(20,002)
Total deferred tax assets after valuation allowance	$662,458	$605,018

Deferred tax liabilities:
Deferred policy acquisition costs	$(489,801)	$(463,921)
Reinsurance deposit asset	(27,598)	(33,372)
Other	(41,328)	(42,685)
Total deferred tax liabilities	(558,727)	(539,978)
Net deferred tax assets (liabilities)	$103,731	$65,040

The majority of total deferred tax assets are attributable to future policy benefit reserves and unpaid policy claims, which represents the difference between the financial statement carrying value and tax basis for LFPB and policy claims and other benefits payable. The tax basis for future policy benefit reserves and unpaid policy claims is actuarially determined in accordance with guidelines set forth in the respective jurisdictional tax codes in the U.S. and Canada. The majority of total deferred tax liabilities are attributable to

DAC, which represents the difference between the policy acquisition costs capitalized for U.S. GAAP purposes and those capitalized for tax purposes, as well as the difference in the resulting amortization methods.

The Company has state net operating losses resulting in a net deferred tax asset of $9.0 million as of December 31, 2025. Approximately one-third of the state net operating losses are available for use through 2037 and approximately two-thirds have an indefinite life. The Company has no other material net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback and carryforward periods, and tax planning strategies in making this assessment. As of December 31, 2025, management identified excess foreign tax credits of approximately $14.4 million that could not be used to offset the mandatory deemed repatriation of foreign earnings tax stipulated by the Tax Cuts and Jobs Act of 2017 and believes it will not be able to utilize these foreign tax credits in the future. Therefore, the Company established a deferred tax asset for these foreign tax credits with a corresponding full valuation allowance. The remaining foreign tax credits are scheduled to expire partially in 2026 and the remainder in 2027. With the exception of these foreign tax credits, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Therefore, there were no other significant deferred tax asset valuation allowances as of December 31, 2025 or 2024. The Company has no other material tax credit carryforwards.

Income taxes paid. The components of income taxes paid were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
United States federal	$179,659	$90,468	$165,204
United States state and local (1)	6,912	6,710	8,030
Foreign
Canada (2)	43,747	36,888	48,915
Other	5,749	6,186	5,122
Total foreign	49,496	43,074	54,037
Total income taxes paid	$236,067	$140,252	$227,271

(1) No individual state or local jurisdiction income taxes paid were greater than or equal to 5% of the total income taxes paid for 2025, 2024, or 2023.

(2) The Canada jurisdiction includes payments to Canada Revenue Agency (“CRA”) for federal and CRA-agreeing provincial income taxes.

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

Unrecognized tax benefits. The total amount of unrecognized benefits on uncertain tax positions that, if recognized, would affect our effective tax rate was approximately $24.4 million and $20.2 million as of December 31, 2025 and 2024, respectively. We recognize interest expense related to unrecognized tax benefits in tax expense net of federal income tax. The total amount of accrued interest and penalties in the consolidated balance sheets was $6.0 million and $4.3 million as of December 31, 2025 and 2024, respectively. Additionally, we recognized $1.4 million, $0.4 million, and $0.4 million of interest expense related to unrecognized tax benefits in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, respectively.

A reconciliation of the change in the unrecognized income tax benefit for the years ended December 31, 2025, 2024, and 2023 is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Unrecognized tax benefits, beginning of period	$20,954	$19,362	$20,180
Change in prior period unrecognized tax benefits	705	(72)	(2,327)
Change in current period unrecognized tax benefits	4,449	4,128	3,551
Reductions as a result of settlements with taxing authorities	-	(453)	-
Reductions as a result of a lapse in statute of limitations	(1,668)	(2,011)	(2,042)
Unrecognized tax benefits, end of period	$24,440	$20,954	$19,362

We have an immaterial amount of penalties included in calculating our provision for income taxes.

The major tax jurisdictions in which we operate are the United States and Canada. We are currently open to audit by the Internal Revenue Service for the tax years ended December 31, 2022 and thereafter for federal income tax purposes. We are currently open to audit in Canada for tax years ended December 31, 2021 and thereafter for federal and provincial income tax purposes.

Qualified investment tax credit projects. We have investments in various limited partnerships that sponsor qualified affordable housing projects, which meet the definition of a VIE. We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. The maximum exposure to loss as a result of our involvement in these VIEs equals the carrying value of the investments. The primary economic purpose of these investments is to achieve a satisfactory return on capital through the receipt of tax credits. Our qualified affordable housing project investments are accounted for using the proportional amortization method of accounting. During the years ended December 31, 2025, 2024, and 2023 the amount of income tax benefits recognized from these investments was insignificant.

Our investment in qualified affordable housing projects was $8.7 million and $9.8 million as of December 31, 2025 and 2024, respectively, and is included within policy loans and other invested assets on our consolidated balance sheets. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects was $1.3 million and $4.4 million as of December 31, 2025 and 2024, respectively, and are included within other liabilities on our consolidated balance sheets. Substantially all of the unfunded commitments as of December 31, 2025 are expected to be paid out within the next one to two years.

Purchased tax credits. The Company purchased transferable federal income tax credits generated from a solar energy facility and battery storage system (the “Facilities”) that was placed in service during the fourth quarter of 2025. The cost of the income tax credits was $93.0 million, and the Company reduced its 2025 estimated federal income tax liability by $100.0 million. The cost of the income tax credits is included in income tax payable on the consolidated balance sheet as of December 31, 2025, and we settled the payment with the seller in January 2026. The net impact of these income tax credits is reflected in the effective tax rate reconciliation table above for the year ended December 31, 2025. As of December 31, 2025, we do not have any commitments to purchase additional income tax credits.

(14) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Common stock, beginning of period	33,368	34,996	36,824
Shares of common stock issued upon exercise of stock options	-	-	60
Shares of common stock issued when sales restrictions on RSUs lapsed and PSUs were earned	137	178	207
Common stock retired	(1,695)	(1,806)	(2,095)
Common stock, end of period	31,810	33,368	34,996

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of December 31, 2025, we had a total of 202,993 RSUs and director deferred shares outstanding and 44,548 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 16 (Share-Based Transactions) for a discussion of the PSU award structure.

On November 14, 2024, our Board authorized a share repurchase program for up to $450.0 million of our outstanding common stock for purchases from November 14, 2024 through December, 31, 2025 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,662,149 shares of our common stock in the open market for an aggregate purchase price of $450.0 million through December 31, 2025. There is no remaining authority under the Share Repurchase Program as of December 31, 2025. On November 19, 2025, our Board authorized a new $475.0 million share repurchase program (the “New Share Repurchase Program”) to occur from November 19, 2025 through December, 31, 2026. We did not repurchase any shares under the New Share Repurchase Program in 2025.

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

The calculation of basic and diluted EPS was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands, except per-share amounts)
Basic EPS:
Numerator (continuing operations):
Income from continuing operations	$751,234	$720,129	$591,182
Income attributable to unvested participating securities	(2,446)	(2,443)	(2,535)
Income from continuing operations used in calculating basic EPS	$748,788	$717,686	$588,647
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(249,611)	$(14,581)
Loss attributable to unvested participating securities	-	701	53
Loss from discontinued operations used in calculating basic EPS	$-	$(248,910)	$(14,528)
Denominator:
Weighted-average vested shares	32,632	34,142	35,954
Basic EPS from continuing operations	$22.95	$21.02	$16.37
Basic EPS from discontinued operations	-	(7.29)	(0.40)
Basic EPS	$22.95	$13.73	$15.97

Diluted EPS:
Numerator (continuing operations):
Income from continuing operations	$751,234	$720,129	$591,182
Income attributable to unvested participating securities	(2,443)	(2,440)	(2,531)
Income from continuing operations used in calculating diluted EPS	$748,791	$717,689	$588,651
Numerator (discontinued operations):
Loss from discontinued operations	$-	$(249,611)	$(14,581)
Loss attributable to unvested participating securities	-	701	52
Loss from discontinued operations used in calculating diluted EPS	$-	$(248,910)	$(14,529)
Denominator:
Weighted-average vested shares	32,632	34,142	35,954
Dilutive effect of incremental shares to be issued for contingently-issuable shares	48	57	73
Weighted-average shares used in calculating diluted EPS	32,680	34,199	36,027
Diluted EPS from continuing operations	$22.91	$20.99	$16.34
Diluted EPS from discontinued operations	-	(7.28)	(0.40)
Diluted EPS	$22.91	$13.71	$15.94

(16) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board, and independent sales force leaders. As of December 31, 2025, we had 1.0 million shares available for future grants under the 2020 OIP.

Employee and Director Share-Based Compensation. As of December 31, 2025, the Company had outstanding RSUs and PSUs issued to our management (officers and other key employees), as well as RSUs issued to our directors, under the OIP.

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

We recognized expense and tax benefit offsets as follows for employee and director RSU share-based compensation (inclusive of discontinued operations):

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Total equity awards expense recognized	$13,972	$16,733	$11,854
Tax benefit associated with total employee and director share-based compensation	1,788	2,263	1,874

The following table summarizes employee and director RSU activity, which excludes director deferred shares, during the years ended December 31, 2025, 2024, and 2023 (inclusive of discontinued operations).

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee and director RSUs, December 31, 2022	173	$131.78
Granted	67	185.71
Forfeited	(3)	155.49
Vested	(91)	132.72
Unvested employee and director RSUs, December 31, 2023	146	155.63
Granted	65	247.36
Forfeited	(3)	182.99
Vested	(99)	159.99
Unvested employee and director RSUs, December 31, 2024	109	205.46
Granted	54	282.70
Forfeited	*	263.33
Vested	(66)	190.84
Unvested employee and director RSUs, December 31, 2025	97	258.22

* Less than 1 thousand shares.

As of December 31, 2025, total compensation cost not yet recognized in our consolidated financial statements related to employee and director RSU awards with time-based vesting conditions yet to be reached was $5.8 million, and the weighted-average period over which cost will be recognized was 0.8 years.

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

In connection with our granting of PSU awards, we recognized expense and tax benefit offsets as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Total employee PSU award expense	$5,986	$3,563	$2,565
Tax benefit associated with total employee PSU award expense	137	-	-

The following table summarizes PSU activity during the years ended December 31, 2025, 2024, and 2023.

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested employee PSUs, December 31, 2022 (1)	74	$130.97
Granted	17	185.24
Forfeited	-	-
Performance Adjustment	(5)	121.42
Vested	(21)	121.42
Unvested employee PSUs, December 31, 2023 (1)	65	148.94
Granted	15	244.89
Forfeited	-	-
Performance Adjustment	(6)	143.04
Vested	(15)	143.04
Unvested employee PSUs, December 31, 2024 (1)	59	175.70
Granted	12	284.14
Forfeited	-	-
Performance Adjustment	2	130.30
Vested	(29)	130.30
Unvested employee PSUs, December 31, 2025 (1)	44	232.87

(1)
The 2023 PSU awards outstanding were based on the actual performance for the 2023 to 2025 performance period. As a result of the performance achieved during the performance period, recipients received an aggregate of 25,451 shares of common stock on the vesting date of March 1, 2026, reflecting a payout rate of 148.5%. The 2024 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 22,508 shares of common stock. The 2025 PSU awards outstanding are based on target. Depending upon the performance achieved during the performance period, recipients may receive between 0 and 18,606 shares of common stock.

As of December 31, 2025 the Company had $0.7 million of unrecognized compensation related to PSU awards.

Stock Options. From 2013 to 2016, the Company issued stock options to certain of its executive officers under the OIP as part of their annual equity compensation. Stock options were granted with an exercise price equal to the fair market value of our common stock on the grant date, and they would expire 10 years from the date of grant. These options had time-based restrictions with equal and annual graded vesting over a three-year period. We did not issue any stock options and we did not have any compensation expense or related tax benefits for stock option awards during the years ended December 31, 2025, 2024 or 2023. All remaining stock options representing approximately 60,000 shares were exercised with a weighted average exercise price of $44.62 during the year ended December 31, 2023. The intrinsic value of the options exercised during the year ended December 31, 2023 was $8.6 million, and the value of issued shares withheld to satisfy option exercise price was $2.7 million.

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

The following table summarizes non-employee RSU activity during the years ended December 31, 2025, 2024, and 2023:

	Shares	Weighted-average measurement-date fair value per share
	(Shares in thousands)
Unvested non-employee RSUs, December 31, 2022	32	$141.60
Granted	79	189.64
Vested	(86)	167.07
Unvested non-employee RSUs, December 31, 2023	25	205.67
Granted	59	255.05
Vested	(68)	232.49
Unvested non-employee RSUs, December 31, 2024	16	271.72
Granted	42	272.75
Vested	(45)	275.49
Unvested non-employee RSUs, December 31, 2025	13	262.16

Agent equity awards are measured using the fair market value at the grant date and vest during the service period, which generally occur within the same quarterly reporting period.

To the extent that these awards are an incremental direct cost of successful acquisitions of life insurance policies that result directly from and are essential to the policy acquisition(s) and would not have been incurred had the policy acquisition(s) not occurred, we defer and amortize the fair value of the awards in the same manner as other deferred policy acquisition costs. All agent equity awards that are not directly related to the acquisition of life insurance policies are recognized as expense in the quarter earned.

Details on the granting and valuation of these awards were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Quarterly incentive awards expense recognized currently	$4,642	$4,778	$4,492
Quarterly incentive awards expense deferred	8,485	10,334	10,546
Tax benefit associated with incentive awards	2,487	2,939	2,965

As of December 31, 2025, all agent equity awards were fully vested with the exception of approximately 13,354 shares that vested on January 1, 2026.

The following table summarizes non-cash share-based compensation expense by segment included in income from continuing operations:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Term Life Insurance segment	$3,224	$4,974	$4,285
Investment and Savings Products segment	3,333	3,171	2,927
Corporate and Other Distributed Products segment	18,043	15,390	11,031
Total non-cash share-based compensation expense	$24,600	$23,535	$18,243

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

Primerica Life’s statutory capital and surplus as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Statutory capital and surplus	$807,990	$763,694

Primerica Life’s statutory net gain from operations was $362.0 million, $271.8 million, and $290.3 million for 2025, 2024, and 2023, respectively. Primerica Life made no pro rata distributions of any class of its own securities during 2025. During 2025, Primerica Life paid ordinary dividends of $271.7 million to the Parent Company. As of January 1, 2026, the amount of dividends Primerica Life could pay from statutory unassigned surplus without prior approval of the commissioner of the Tennessee DOCI was $310.3 million, which is limited by the amount of statutory unassigned surplus on that date.

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

Primerica Life Canada’s capacity to pay ordinary dividends to its parent is limited by OSFI regulations to the extent that its capital exceeds internal capital targets. OSFI requires companies to set internal target levels of capital sufficient to provide for all the risks of the insurer, including risks specified in OSFI’s capital guidelines. As of December 31, 2025 and 2024, Primerica Life Canada’s statutory capital and surplus satisfied regulatory requirements and was $903.3 million and $696.2 million, respectively.

In Canada, dividends can typically be paid subject to the paying insurance company continuing to have adequate capital and forms of liquidity as defined by OSFI following the dividend payment and upon 15 days minimum notice to OSFI. Primerica Life Canada’s dividend capacity at January 1, 2026 was estimated to be $215.7 million, which was calculated based on satisfying the Company’s internal capital targets. During 2025, Primerica Life Canada paid ordinary dividends of $45.3 million to its parent company.

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

(19) Benefit Plans

We sponsor defined contribution plans for the benefit of our employees. The expense associated with these plans was approximately $12.8 million, $12.0 million, and $11.1 million in 2025, 2024, and 2023, respectively.

(20) Revenue from Contracts with Customers

Our revenues from contracts with customers primarily include:

•
Commissions and fees earned for the marketing and distribution of investment and savings products managed and/or underwritten by mutual fund companies, annuity providers, and other asset managers. For purposes of revenue recognition, mutual fund companies, annuity providers, and other asset managers are considered the customers in marketing and distribution arrangements;
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

The disaggregation of our revenues from contracts with customers were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$48,122	$52,306	$48,286
Total segment revenues from contracts with customers	48,122	52,306	48,286
Revenues from sources other than contracts with customers	1,771,687	1,715,934	1,644,756
Total Term Life Insurance segment revenues	$1,819,809	$1,768,240	$1,693,042

Investment and Savings Products segment revenues:
Commissions and fees:
Sales-based revenues	$477,146	$394,432	$296,617
Asset-based revenues	607,617	498,948	408,327
Account-based revenues	97,355	95,272	93,189
Other, net	13,288	13,483	12,504
Total segment revenues from contracts with customers	1,195,406	1,002,135	810,637
Revenues from sources other than contracts with customers (segregated funds)	52,826	54,607	54,628
Total Investment and Savings Products segment revenues	$1,248,232	$1,056,742	$865,265

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$40,920	$39,630	$40,092
Other, net	4,200	3,557	4,609
Total segment revenues from contracts with customers	45,120	43,187	44,701
Revenues from sources other than contracts with customers	178,552	220,974	145,499
Total Corporate and Other Distributed Products segment revenues	$223,672	$264,161	$190,200

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

Investment and Savings Products Marketing and Distribution Services. We receive commissions and fees from mutual fund companies, annuity providers, and other asset managers for the marketing and distribution by the licensed independent sales representatives of investment and savings products managed and/or underwritten by such companies and providers. We recognize the sales-based marketing and distribution revenue received from such companies and providers at the point in time our performance obligation to them is satisfied, which is the trade date. The sales-based commissions from such companies and providers are known and are due at the same time our performance obligation to such companies and providers is satisfied. We also receive ongoing asset-based commissions from such companies and providers each reporting period based on client asset values. We do not recognize revenue for asset-based marketing and distribution commissions until the end of each subsequent reporting period when the amount becomes known and due from such companies or providers as this revenue represents variable consideration that is fully constrained at the point in time our distinct performance obligation to such companies and providers is satisfied. We consider variable consideration in the form of asset-based marketing and distribution commissions to be fully constrained as the amounts we will be entitled to collect are highly uncertain and susceptible to factors outside of our control. Such factors include the market values of assets under management and the length of time investors hold their accounts. Asset-based marketing and distribution commissions recognized during the current period are almost exclusively attributable to distinct performance obligations satisfied to such fund companies and providers in previous periods.

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

Activity in the renewal commissions receivable account was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$58,079	$61,372	$60,644
Commissions revenue	21,069	21,955	25,188
Less: collections	(24,827)	(25,248)	(24,460)
Balance, at the end of period	$54,321	$58,079	$61,372

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

(21) Leases

We have operating leases for office space and other real estate and finance leases of office equipment. In aggregate, our leases have remaining lease terms of less than 1 year to 10 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 2 years, exercisable at the Company’s discretion. Operating lease right-of-use assets and operating lease liabilities are presented separately in our consolidated balance sheets. As of December 31, 2025 and December 31, 2024, finance lease right-of-use assets of $1.0 million and $1.0 million, respectively, and finance lease liabilities of $1.0 million and $1.0 million, respectively, were recorded within Other assets and Other liabilities within our consolidated balance sheets. The Company determines its lease liabilities, which are measured at the present value of future lease payments, using the Company’s incremental secured borrowing rate at the lease commencement date that is commensurate with the term of the underlying lease or the rate implicit in the lease if readily determinable.

The components of lease expense were as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost
Operating lease cost	$7,171	$7,463	$7,548
Variable lease cost (includes taxes, common area maintenance and insurance)	836	969	866
Finance lease cost
Depreciation of finance lease assets	274	263	258
Interest on lease liabilities	47	38	37
Total lease cost	$8,328	$8,733	$8,709

Other information related to leases was as follows:

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases (1)	$8,145	$6,294	$5,609
Operating cash flows used in finance leases (1)	47	37	37
Financing cash flows used in finance leases	262	256	265

(1)
Included in change in other operating assets and liabilities, net in the accompanying consolidated statements of cash flows.

	December 31, 2025	December 31, 2024

Weighted Average Remaining Lease Term
Operating leases	9 years	10 years
Finance leases	4 years	4 years

Weighted Average Discount Rate
Operating leases	4.9%	4.9%
Finance leases	5.3%	4.9%

Future minimum lease payments under non-cancellable leases were as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(In thousands)
2026	$7,408	$283
2027	7,298	281
2028	5,183	281
2029	4,584	194
2030	6,979	71
Thereafter	31,083	-
Total minimum rental commitments for operating leases	62,535	1,110
Less imputed interest	12,970	109
Total lease liabilities	$49,565	$1,001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2025 and 2024.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Primerica, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Primerica, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II, III, and IV (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2026

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, except the following:

•
On December 9, 2025, Peter Schneider, the Company’s President, adopted a Rule 10b5-1 trading arrangement that provides for the sale of an aggregate of up to 7,200 shares of the Company’s common stock between March 10, 2026 and November 23, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Pursuant to General Instruction G to Form 10-K and as described below, portions of Items 10 through 14 of this report are incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders to be held on May 21, 2026 (the “Proxy Statement”), which will be filed with the SEC within 120 days of December 31, 2025, pursuant to Regulation 14A under the Exchange Act. The Report of the Audit Committee of our Board of Directors and the Report of the Compensation Committee of our Board of Directors to be included in the Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, as a result of such furnishing.

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

We have adopted Corporate Governance Guidelines. Our Corporate Governance Guidelines and the charters of our Board committees are available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and are also available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099.

Item 10. Directors, Executive Officers and Corporate Governance.

For a list of executive officers, see “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, included elsewhere in this report.

We have adopted a written Code of Conduct that applies to directors, officers and employees, including a separate code that applies to only our principal executive officers and senior financial officers in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. Our Code of Conduct is available in the corporate governance subsection of the investor relations section of our website, www.primerica.com, and is available in print upon written request to the Corporate Secretary, Primerica, Inc., 1 Primerica Parkway, Duluth, GA 30099. In the event that we make changes in, or provide waivers from, the provisions of our Code of Conduct that the SEC requires us to disclose, we will disclose these events in the corporate governance section of our website.

We have also adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, and the Company itself, and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the exchange listing standards applicable to us. In addition, our Insider Trading Policy expressly bans ownership by all employees and directors of financial instruments or participation in investment strategies that hedge the economic risk of owning our common stock. We also prohibit officers and directors from pledging the Company’s securities as collateral for loans. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Except for the information above and the information set forth in “Part I, Item X. Information About Our Executive Officers and Certain Significant Employees”, the information required by this item will be contained under the following headings in the Proxy Statement and is incorporated herein by reference:

•
Matters to be Voted on — Proposal 1: Election of Directors;
•
Governance — Director Independence;
•
Governance — Sustainability Matters — Upholding Strong Governance — Integrity at Work;
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

•
Executive Compensation (excluding the information under the subheading Pay Versus Performance (PVP)).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

We have two compensation plans under which our equity securities are authorized for issuance. The Primerica, Inc. 2020 Omnibus Incentive Plan was approved by our stockholders in May 2020. The Primerica, Inc. Stock Purchase Plan for Agents and Employees was approved by our sole stockholder in March 2010. The following table sets forth certain information relating to these equity compensation plans at December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
Primerica, Inc. Second Amended and Restated 2020 Omnibus Incentive Plan	154,368	(1)	$-	(2)	1,002,705	(3)
Primerica, Inc. Stock Purchase Plan for Agents and Employees	-		-		1,580,596	(4)
Total	154,368		$-		2,583,301
Equity compensation plans not approved by stockholders	n/a		n/a		n/a

(1)
Consists of 109,820 shares of our common stock to be issued in connection with unvested restricted stock units. Also includes 44,548 shares of our common stock to be issued to certain executive officers in connection with outstanding performance-based stock units if the Company achieves the targeted level of performance specified in the award agreement over a three-year period. Based on the actual return on adjusted equity and earnings per share growth (if applicable) achieved within the three-year performance period ended December 31, 2025, recipients of the 2023 performance-based stock unit awards will receive 25,451 shares of our common stock compared with the targeted 17,139 shares on the vesting date of March 1, 2026. See Note 14 (Stockholders’ Equity) and Note 16 (Share-Based Transactions) to our consolidated financial statements included elsewhere in this report for more information on the equity awards outstanding.
(2)
At December 31, 2025, there were no outstanding stock options under our equity compensation plans.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. FINANCIAL STATEMENTS

Included in Part II, Item 8, of this report:

Primerica, Inc.:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV of this report:

Schedule I — Consolidated Summary of Investments — Other than Investments in Related Parties as of December 31, 2025	117
Schedule II — Condensed Financial Information of Registrant as of December 31, 2025 and 2024, and for each of the years in the three-year period ended December 31, 2025	118
Schedule III — Supplementary Insurance Information as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025	124
Schedule IV — Reinsurance for each of the years in the three-year period ended December 31, 2025	125

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

Exhibit Number	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated by reference to Exhibit 3.1 to Primerica's Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34680).

3.2	Fourth Amended and Restated By-laws of Primerica, Inc.	Filed with the Securities and Exchange Commission as part of this Annual Report.
4.1	Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to Primerica’s Current Report on Form 8-K filed July 16, 2012 (Commission File No. 001-34680).
4.2	First Supplemental Indenture, dated July 16, 2012, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.3	Second Supplemental Indenture, dated as of November 19, 2021, between the Registrant and Computershare Trust Company N.A., as successor to Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.4	Form of 2.800% Senior Notes due 2031 (No. R-1).	Incorporated by reference to Exhibit 4.3 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.5	Form of 2.800% Senior Notes due 2031 (No. R-2).	Incorporated by reference to Exhibit 4.4 to Primerica’s Current Report on Form 8-K filed November 19, 2021 (Commission File No. 001-34680).
4.6	Description of Registrant’s Securities.	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.1	Amended and Restated Credit Agreement, dated as of June 22, 2021 between the Registrant, the Lenders referred to therein, and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 24, 2021 (Commission File No. 001-34680).
10.2	Assignment, Transfer and Novation Agreement dated as of June 23, 2022 between Primerica Life Insurance Company, Pecan Re and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.1 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.3	Second Amended and Restated 80% Coinsurance Agreement dated as of June 23, 2022 between Primerica Life Insurance Company and Swiss Re Life and Health America Inc.	Incorporated by reference to Exhibit 10.2 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.4

Reinsurance Trust Agreement dated as of June 23, 2022 between Swiss Re Life and Health America Inc., as Grantor, and Primerica Life Insurance Company, as Beneficiary, and The Bank of New York Mellon, as Trustee.

Incorporated by reference to Exhibit 10.3 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Commission File No. 001-34680).
10.5	90% Coinsurance Agreement dated March 31, 2010 by and between National Benefit Life Insurance Company and American Health and Life Insurance Company.	Incorporated by reference to Exhibit 10.11 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.6	Reinsurance Trust Agreement dated November 23, 2020 among National Benefit Life Insurance Company, American Health and Life Insurance Company, and JP Morgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.15 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-34680).
10.7

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
10.10	Coinsurance Agreement Novation Amendment dated as of December 15, 2016 among Primerica Life Insurance Company of Canada, Munich Re Life Insurance Company of Vermont and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.19 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.11	Coinsurance Amending Agreement dated as of January 1, 2018 among Primerica Life Insurance Company of Canada and Munich Re of Malta P.L.C.	Incorporated by reference to Exhibit 10.20 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission File No. 001-34680).
10.12	Monitoring and Reporting Agreement dated as of March 31, 2016 by and among Primerica Life Insurance Company and Pecan Re Inc.	Incorporated by reference to Exhibit 10.21 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File No. 001-34680).
10.13*	Primerica, Inc. Stock Purchase Plan for Agents and Employees.	Incorporated by reference to Exhibit 10.45 to Primerica’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-34680).
10.14*	Primerica, Inc. 2020 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Registration Statement on Form S-8 filed (Commission File No. 333-238268)
10.15*	Form of Primerica, Inc. Performance Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-34680).
10.16*	Form of Primerica, Inc. Performance Stock Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2024 awards).	Incorporated by reference to Exhibit 10.27 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (Commission File No. 001-34680).
10.17*	Form of Primerica, Inc. Performance Stock Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2025 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.18*	Form of Executive Team Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2023 Executive Officer awards).	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (Commission File No. 001-34680).
10.19*	Form of Executive Team Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2024 Executive Officer awards).	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (Commission File No. 001-34680).
10.20*	Form of Leadership Team Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2025 Executive Officer awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.
10.21*	Restricted Stock Unit Award Agreement, dated as of October 16, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.2 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.22*	Restricted Stock Unit Award Agreement, dated as of December 12, 2024, between Primerica, Inc. and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 10.32 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (Commission File No. 001-34680).
10.23*	Form of Director Restricted Stock Unit Award Agreement under the Primerica, Inc. 2020 Omnibus Incentive Plan (2025 awards).	Filed with the Securities and Exchange Commission as part of this Annual Report.

10.24*	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.48 to Primerica’s Registration Statement on Form S-1 (File No. 333-162918).
10.25*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Glenn J. Williams.	Incorporated by reference to Exhibit 99.4 to Primerica’s Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.26*	Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 99.5 to Primerica’s Current Report on Form 8-K filed January 5, 2015 (Commission File No. 001-34680).
10.27*	Amendment dated as of November 17, 2015 to the Amended and Restated Employment Agreement, dated as of January 2, 2015, between the Registrant and Mr. Peter W. Schneider.	Incorporated by reference to Exhibit 10.30 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 001-34680).
10.28*	Employment Agreement, dated as of September 13, 2023, between Primerica, Inc. and Ms. Tracy X. Tan.	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed on September 14, 2023 (Commission File No. 001-34680).
10.29*	Nonemployee Directors’ Deferred Compensation Plan, effective as of January 1, 2011, adopted on November 10, 2010.	Incorporated by reference to Exhibit 10.31 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-34680).
19.1	Primerica, Inc. Insider Trading Policy.	Incorporated by reference to Exhibit 19.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025 (Commission File No. 001-34680).
21.1	Subsidiaries of the Registrant.	Filed with the Securities and Exchange Commission as part of this Annual Report.
23.1	Consent of KPMG LLP.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Tracy X. Tan, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Annual Report.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Glenn J. Williams, Chief Executive Officer, and Tracy X. Tan, Executive Vice President and Chief Financial Officer.

Filed with the Securities and Exchange Commission as part of this Annual Report.
97.1	Primerica, Inc. Incentive Compensation Recovery Policy.	Incorporated by reference to Exhibit 97.1 to Primerica’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-34680).
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Identifies a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules.

Schedule I

Consolidated Summary of Investments — Other Than Investments in Related Parties

PRIMERICA, INC.

	December 31, 2025
Type of Investment	Cost	Fair value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds (1):
United States government and government agencies and authorities	$162,796	$161,814	$161,814
States, municipalities, and political subdivisions	136,996	126,932	126,932
Foreign governments	173,732	169,033	169,033
Public utilities	395,137	386,671	386,671
All other corporate bonds (1)	3,693,972	3,582,695	3,605,028
Certificates of deposit	201	201	201
Redeemable preferred stocks	4,248	3,748	3,748
Total fixed maturities	4,567,082	4,431,094	4,453,427

Equity securities:
Common stocks:
Public utilities	6,469	10,512	10,512
Banks, trusts and insurance companies	6,667	7,581	7,581
Industrial, miscellaneous and all other	3,011	4,866	4,866
Nonredeemable preferred stocks	4,354	3,474	3,474
Total equity securities	20,501	26,433	26,433
Policy loans and other invested assets	56,233	56,233	56,233
Total investments	$4,643,816	$4,513,760	$4,536,093

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

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Balance Sheets

	December 31,
	2025	2024
	(In thousands)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $167,384 in 2025 and $142,939 in 2024)	$166,110	$140,336
Other investments	-	191
Total investments	166,110	140,527
Cash and cash equivalents	355,011	356,257
Due from affiliates*	4,555	5,224
Other receivables	1,800	1,706
Income tax receivable*	124,470	-
Deferred income taxes	11,446	36,350
Investment in subsidiaries*	2,559,361	2,343,805
Other assets	854	807
Total assets	$3,223,607	$2,884,676

Liabilities and Stockholders’ Equity
Liabilities:
Note payable	$595,315	$594,512
Loan from affiliate*	70,000	-
Income tax payable	93,000	21,361
Deferred income taxes	8,410	-
Due to affiliates*	1,555	-
Interest payable	1,913	1,913
Other liabilities	7,512	7,849
Commitments and contingent liabilities (see Note G)
Total liabilities	777,705	625,635

Stockholders’ Equity
Equity attributable to Primerica, Inc.:
Common stock ($0.01 par value; authorized 500,000 in 2025 and 2024; issued and outstanding 31,810 shares in 2025 and 33,368 shares in 2024)	318	334
Paid-in capital	-	-
Retained earnings	2,416,149	2,231,483
Accumulated other comprehensive income (loss), net of income tax	29,435	27,224
Total stockholders’ equity	2,445,902	2,259,041
Total liabilities and stockholders’ equity	$3,223,607	$2,884,676

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Income

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Revenues:
Dividends from subsidiaries*	$556,052	$520,168	$555,578
Net investment income	14,673	15,440	12,730
Realized investment gains (losses)	33	85	84
Other investment gains (losses)	252	19	235
Investment gains (losses), including credit losses	285	104	319
Other	-	50,000	-
Total revenues	571,010	585,712	568,627
Expenses:
Interest expense, net	18,327	18,043	18,041
Other operating expenses	21,968	21,322	14,858
Total expenses	40,295	39,365	32,899
Income from continuing operations before income taxes and before equity in undistributed earnings of subsidiaries	530,715	546,347	535,728
Income taxes from continuing operations before equity in undistributed earnings of subsidiaries	(8,724)	(1,539)	(2,818)
Income from continuing operations before equity in undistributed earnings of subsidiaries	539,439	547,886	538,546
Equity in undistributed earnings of subsidiaries*	211,795	172,243	52,636
Income from continuing operations	751,234	720,129	591,182
Loss from discontinued operations, net of income taxes	-	(249,611)	(14,581)
Net income	$751,234	$470,518	$576,601

* Eliminated in consolidation.

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$751,234	$470,518	$576,601
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses):
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries	72,469	6,866	69,663
Change in unrealized holding gains (losses) on investment securities	1,362	465	1,600
Reclassification adjustment for realized investment (gains) losses included in net income	(33)	(85)	(84)
Equity in effect of change in discount rate assumptions on the liability for future policy benefit of subsidiaries	(90,239)	263,919	(169,502)
Foreign currency translation adjustments:
Equity in unrealized foreign currency translation gains (losses) of subsidiaries	18,931	(32,532)	10,044
Total other comprehensive income (loss) before income taxes	2,490	238,633	(88,279)
Income tax expense (benefit) related to items of other comprehensive income (loss)	279	80	319
Other comprehensive income (loss), net of income taxes	2,211	238,553	(88,598)
Total comprehensive income (loss)	$753,445	$709,071	$488,003

See the accompanying notes to condensed financial statements.

See the report of independent registered public accounting firm.

Schedule II

Condensed Financial Information of Registrant

PRIMERICA, INC. (Parent Only)

Condensed Statements of Cash Flows

	Year ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$751,234	$470,518	$576,601
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries* (1)	(218,394)	110,303	(108,798)
Deferred tax provision	33,035	(35,209)	5,496
Change in income taxes	(52,831)	38,081	5,840
Investment (gains) losses	(285)	(104)	(319)
Accretion and amortization of investments	(887)	(2,185)	(2,201)
Share-based compensation	4,626	2,636	1,195
Change in due to/from affiliates*	2,225	(634)	5,235
Gain on insurance proceeds received from acquisition representation and warranty policy	-	(50,000)	-
Change in other operating assets and liabilities, net	332	3,938	1,334
Net cash provided by (used in) operating activities	519,055	537,344	484,383

Cash flows from investing activities:
Available-for-sale investments matured or called:
Fixed-maturity securities — matured or called	200,185	176,483	93,092
Short-term investments — matured or called	-	-	60,008
Equity securities — sold	-	-	3,051
Available-for-sale investments acquired:
Fixed-maturity securities (1)	(191,554)	(77,249)	(53,539)
Short-term investments	-	-	(19,496)
Equity securities acquired	-	-	(236)
Insurance proceeds received from acquisition representation and warranty policy	-	50,000	-
Disposal of cash in discontinued operations	-	(2,768)	-
Other investing activities	443	(5,811)	(16,226)
Net cash provided by (used in) investing activities	9,074	140,655	66,654

Cash flows from financing activities:
Dividends paid	(136,052)	(112,814)	(93,715)
Common stock repurchased	(450,033)	(425,035)	(375,062)
Excise tax paid on common stock repurchased	(3,910)	(3,390)	-
Proceeds from affiliate loan*	70,000	-	-
Tax withholdings on share-based compensation	(9,380)	(9,646)	(10,579)
Net cash provided by (used in) financing activities	(529,375)	(550,885)	(479,356)
Change in cash and cash equivalents	(1,246)	127,114	71,681
Cash and cash equivalents, beginning of period	356,257	229,143	157,462
Cash and cash equivalents, end of period	$355,011	$356,257	$229,143

Supplement disclosures:
Interest paid	$17,054	$17,054	$17,053

* Eliminated in consolidation.

(1)
Does not include $32.2 million, $84.9 million, and $81.4 million of fixed-maturity securities transferred from subsidiaries in the form of noncash dividend for the years ended December 31, 2025, 2024 and 2023, respectively.

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

On September 30, 2024, the Company’s wholly owned subsidiary, Primerica Health, Inc. abandoned its ownership in e-TeleQuote Insurance, Inc. and subsidiaries (collectively, “e-TeleQuote”), a marketer of Medicare-related insurance products underwritten by third-party health insurance carriers to eligible Medicare beneficiaries (the “Senior Health business”), by irrevocably and permanently surrendering and relinquishing all rights in e-TeleQuote to an independent third party without receipt of consideration and with no continuing involvement in its management or operations.

The Company determined that the disposal represented a strategic shift that would have a major impact on the Company’s operations and financial results. The disposal represented a strategic shift as the Senior Health business had been designated as a separate operating segment, and the Board of Directors (“Board”) and management recognized that its previously expected impact on the Company’s operations and financial results would not be realized. Accordingly, the results of operations for the Senior Health business have been reported in discontinued operations for all periods presented in our condensed consolidated statements of income. We had no assets or liabilities remaining from the Senior Health business on our condensed consolidated balance sheets by December 31, 2024.

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

(C) Note Payable

As of December 31, 2025, we had $600.0 million in principal amount of publicly-traded, senior unsecured notes (the “Senior Notes”). The Senior Notes were issued in November 2021 at a price of 99.55% of the principal amount with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19, and are scheduled to mature on November 19, 2031. As of December 31, 2025, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the year ended December 31, 2025.

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

(D) Loan from Affiliate

In November 2025, we entered into a $70.0 million revolving line of credit agreement (“Affiliate Credit Facility”) with Primerica Life as lender. The Affiliate Credit Facility has a scheduled termination date of January 1, 2028. Amounts outstanding under the Affiliate Credit Facility are borrowed, at our discretion, at a rate equal to 4.0% annually on principal amounts for the period outstanding. Amounts may be drawn and paid down without penalty. During the year ended December 31, 2025, we drew $70.0 million and, as of December 31, 2025, we had $70.0 million in principal amount due. The balance of the loan from affiliate is fully offset by the corresponding loan receivable held by our Primerica Life subsidiary that is included in investments in subsidiaries in the accompanying condensed balance sheet at December 31, 2025.

(E) Revolving Credit Facility

On June 22, 2021, we amended and restated our unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Adjusted Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Adjusted Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.00% to 1.625% per annum and for base rate loans ranging from 0.00% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.10% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the year ended December 31, 2024, no amounts were drawn under the Revolving Credit Facility. As of December 31, 2025, we were in compliance with the covenants of the Revolving Credit Facility. Furthermore, no events of default occurred under the Revolving Credit Facility during the year ended December 31, 2025.

(F) Dividends

For the years ended December 31, 2025, 2024, and 2023, the Company received dividends from our non-life insurance subsidiaries of $239.1 million, $208.4 million, and $203.2 million, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company received dividends from our life insurance subsidiaries of $317.0 million, $311.8 million, and $352.3 million, respectively.

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

Schedule III

Supplementary Insurance Information

PRIMERICA, INC.

	Deferred policy acquisition costs	Future policy benefits	Unearned and advance premiums	Policy claims and other benefits payable	Separate account liabilities
	(In thousands)
December 31, 2025
Term Life Insurance	$3,845,442	$6,614,501	$15,238	$485,331	$-
Investment and Savings Products	55,139	-	-	-	2,281,498
Corporate and Other Distributed Products	15,417	203,678	283	10,025	22
Total	$3,915,998	$6,818,179	$15,521	$495,356	$2,281,520

December 31, 2024
Term Life Insurance	$3,608,599	$6,300,693	$15,277	$478,857	$-
Investment and Savings Products	55,303	-	-	-	2,209,266
Corporate and Other Distributed Products	16,528	202,371	329	9,493	21
Total	$3,680,430	$6,503,064	$15,606	$488,350	$2,209,287

See the report of independent registered public accounting firm.

	Premium revenue	Net investment income	Benefits and claims	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
	(In thousands)
Year ended December 31, 2025
Term Life Insurance	$1,771,687	$-	$651,544	$316,411	$230,794	$-
Investment and Savings Products	-	-	-	5,381	887,328	-
Corporate and Other Distributed Products	12,216	167,152	14,383	1,111	210,197	459
Total	$1,783,903	$167,152	$665,927	$322,903	$1,328,319	$459

Year ended December 31, 2024
Term Life Insurance	$1,715,934	$-	$635,354	$291,488	$237,356	$-
Investment and Savings Products	-	-	-	5,443	749,054	-
Corporate and Other Distributed Products	13,237	155,501	12,809	1,205	217,187	526
Total	$1,729,171	$155,501	$648,163	$298,136	$1,203,597	$526

Year ended December 31, 2023
Term Life Insurance	$1,644,756	$-	$622,084	$268,803	$249,991	$-
Investment and Savings Products	-	-	-	5,479	616,960	-
Corporate and Other Distributed Products	15,558	135,837	20,895	1,534	191,023	557
Total	$1,660,314	$135,837	$642,979	$275,816	$1,057,974	$557

See the report of independent registered public accounting firm.

Schedule IV

Reinsurance

PRIMERICA, INC.

	Year ended December 31, 2025
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$969,529,768	$827,832,374	$-	$141,697,394	—%

Premiums:
Life insurance	$3,462,282	$1,678,874	$-	$1,783,408	—%
Accident and health insurance	498	3	-	495	—%
Total premiums	$3,462,780	$1,678,877	$-	$1,783,903	—%

	Year ended December 31, 2024
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$955,610,523	$817,825,296	$-	$137,785,227	—%

Premiums:
Life insurance	$3,393,055	$1,664,433	$-	$1,728,622	—%
Accident and health insurance	549	-	-	549	—%
Total premiums	$3,393,604	$1,664,433	$-	$1,729,171	—%

	Year ended December 31, 2023
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)

Life insurance in force	$946,756,416	$810,145,801	$-	$136,610,615	—%

Premiums:
Life insurance	$3,311,541	$1,651,811	$-	$1,659,730	—%
Accident and health insurance	584	-	-	584	—%
Total premiums	$3,312,125	$1,651,811	$-	$1,660,314	—%

See the report of independent registered public accounting firm.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Primerica, Inc.

By:	/s/ Tracy X. Tan	February 27, 2026
Tracy X. Tan
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Richard Williams	Chairman of the Board	February 27, 2026
D. Richard Williams

/s/ Glenn J. Williams	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2026
Glenn J. Williams

/s/ Tracy X. Tan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Tracy X. Tan

/s/ Nicholas A. Jendusa	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026

Nicholas A. Jendusa

/s/ John A. Addison, Jr.	Director	February 27, 2026
John A. Addison, Jr.

/s/ Joel M. Babbit	Director	February 27, 2026
Joel M. Babbit

/s/ Amber L. Cottle	Director	February 27, 2026
Amber L. Cottle

/s/ Gary L. Crittenden	Director	February 27, 2026
Gary L. Crittenden

/s/ Cynthia N. Day	Director	February 27, 2026
Cynthia N. Day

/s/ Sanjeev Dheer	Director	February 27, 2026
Sanjeev Dheer

/s/ Beatriz R. Perez	Director	February 27, 2026
Beatriz R. Perez

/s/ Darryl L. Wilson	Director	February 27, 2026
Darryl L. Wilson

/s/ Barbara A. Yastine	Director	February 27, 2026
Barbara A. Yastine