Form 10-Q
period 2026-03-31
Primerica, Inc.
filed 2026-05-07
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 31,184,008 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2026	December 31, 2025
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,597,706 in 2026 and $3,378,618 in 2025)	$3,444,026	$3,265,246
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,099,850 in 2026 and $1,153,047 in 2025)	1,130,730	1,175,380
Equity securities, at fair value (historical cost: $20,560 in 2026 and $20,501 in 2025)	27,728	26,433
Trading securities, at fair value (cost: $32,893 in 2026 and $13,084 in 2025)	32,451	12,801
Policy loans and other invested assets	56,336	56,233
Total investments	4,691,271	4,536,093
Cash and cash equivalents	645,811	756,227
Accrued investment income	31,400	30,122
Reinsurance recoverables	2,480,051	2,564,952
Deferred policy acquisition costs, net	3,954,334	3,915,998
Agent balances, due premiums and other receivables	280,220	275,171
Intangible asset	45,275	45,275
Income taxes	130,773	177,302
Operating lease right-of-use assets	40,936	41,900
Other assets	254,797	387,776
Separate account assets	2,122,558	2,281,520
Total assets	$14,677,426	$15,012,336

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,728,920	$6,818,179
Unearned and advance premiums	17,015	15,521
Policy claims and other benefits payable	488,886	495,356
Other policyholders’ funds	342,427	356,427
Note payable	595,516	595,315
Surplus note	1,130,485	1,175,119
Income taxes	66,810	147,960
Operating lease liabilities	48,369	49,565
Other liabilities	531,546	546,596
Payable under securities lending	85,020	84,876
Separate account liabilities	2,122,558	2,281,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,157,552	12,566,434
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2026 and 2025; issued and outstanding 31,344 shares in 2026 and 31,810 shares in 2025)	313	318
Paid-in capital	-	-
Retained earnings	2,440,207	2,416,149
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	223,792	134,594
Unrealized foreign currency translation gains (losses)	(23,387)	(15,836)
Net unrealized investment gains (losses) on available-for-sale securities	(121,051)	(89,323)
Total stockholders’ equity	2,519,874	2,445,902
Total liabilities and stockholders’ equity	$14,677,426	$15,012,336

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended March 31,
	2026	2025
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$871,246	$858,845
Ceded premiums	(414,859)	(410,521)
Net premiums	456,387	448,324
Commissions and fees	356,741	296,957
Investment income net of investment expenses	56,506	56,340
Interest expense on surplus note	(13,223)	(14,669)
Net investment income	43,283	41,671
Realized investment gains (losses)	(847)	(82)
Other investment gains (losses)	1,243	839
Investment gains (losses)	396	757
Other, net	15,886	17,134
Total revenues	872,693	804,843

Benefits and expenses:
Benefits and claims	171,254	174,862
Future policy benefits remeasurement (gain) loss	(7,377)	(3,273)
Amortization of deferred policy acquisition costs	84,260	78,550
Sales commissions	195,210	158,118
Insurance expenses	66,567	64,805
Insurance commissions	5,618	6,124
Interest expense	5,861	6,004
Other operating expenses	101,882	98,338
Total benefits and expenses	623,275	583,528
Income before income taxes	249,418	221,315
Income taxes	59,322	52,264
Net income	$190,096	$169,051

Earnings per share:
Basic earnings per share	$5.98	$5.06
Diluted earnings per share	$5.97	$5.05

Weighted-average shares used in computing earnings per share:
Basic	31,681	33,292
Diluted	31,728	33,342

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended March 31,
	2026	2025
	(In thousands)
Net income	$190,096	$169,051
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(41,155)	36,925
Reclassification adjustment for investment (gains) losses included in net income	847	79
Effect of change in discount rate assumptions on the liability for future policy benefits	113,320	(67,453)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(7,551)	(424)
Total other comprehensive income (loss) before income taxes	65,461	(30,873)
Income tax expense (benefit) related to items of other comprehensive income (loss)	15,542	(6,293)
Other comprehensive income (loss), net of income taxes	49,919	(24,580)
Total comprehensive income (loss)	$240,015	$144,471

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended March 31,
	2026	2025
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$318	$334
Repurchases of common stock	(6)	(4)
Net issuance of common stock	1	1
Balance, end of period	313	331

Paid-in capital:
Balance, beginning of period	-	-
Share-based compensation	14,269	15,251
Net issuance of common stock	(1)	(1)
Repurchases of common stock	(14,268)	(15,250)
Balance, end of period	-	-

Retained earnings:
Balance, beginning of period	2,416,149	2,231,483
Net income	190,096	169,051
Dividends	(38,117)	(34,736)
Repurchases of common stock	(127,921)	(112,364)
Balance, end of period	2,440,207	2,253,434

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	29,435	27,224
Effect of change in discount rate assumptions on the liability for future policy benefits	89,198	(53,234)
Change in foreign currency translation adjustment	(7,551)	(424)
Change in net unrealized investment gains (losses) during the period	(31,728)	29,078
Balance, end of period	79,354	2,644

Total stockholders’ equity	$2,519,874	$2,256,409

Dividends declared per share	$1.20	$1.04

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three months ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$190,096	$169,051
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	42,356	46,754
Deferral of policy acquisition costs	(126,814)	(139,042)
Amortization of deferred policy acquisition costs	84,260	78,550
Change in income taxes	(52,092)	2,274
Investment (gains) losses	(396)	(757)
Accretion and amortization of investments	(672)	(875)
Depreciation and amortization	3,866	4,774
Change in reinsurance recoverables	53,893	43,276
Change in agent balances, due premiums and other receivables	(4,952)	1,114
Trading securities sold, matured, called or (acquired), net	(19,812)	59
Share-based compensation	12,593	13,251
Change in other operating assets and liabilities, net	(25,536)	(20,963)
Net cash provided by (used in) operating activities	156,790	197,466

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	1,993	1,232
Fixed-maturity securities — matured or called	152,692	98,809
Equity securities — sold	-	1
Equity securities — matured or called	-	1,000
Available-for-sale investments acquired:
Fixed-maturity securities	(364,423)	(191,017)
Equity securities — acquired	(60)	(55)
Purchases of property and equipment and other investing activities, net	(9,065)	(8,722)
Cash collateral received (returned) on loaned securities, net	144	11,526
Sales (purchases) of short-term investments using securities lending collateral, net	(144)	(11,526)
Cash received from redemption of deposit asset	131,418	-
Net cash provided by (used in) investing activities	(87,445)	(98,752)

Cash flows from financing activities:
Dividends paid	(38,117)	(34,736)
Common stock repurchased	(135,002)	(117,990)
Tax withholdings on share-based compensation	(5,987)	(8,646)
Finance leases	(58)	(68)
Net cash provided by (used in) financing activities	(179,164)	(161,440)
Effect of foreign exchange rate changes on cash	(597)	(23)
Change in cash and cash equivalents	(110,416)	(62,749)
Cash and cash equivalents, beginning of period	756,227	687,821
Cash and cash equivalents, end of period	$645,811	$625,072

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — Unaudited

(1) Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business. Primerica, Inc. (the “Parent Company”), together with its subsidiaries (collectively, “we”, “us” or the “Company”), is a leading diversified financial services distribution company serving middle-income households in the United States and Canada. Our licensed representatives (“independent sales representatives” or “independent sales force”) educate families on how to prepare for a more secure financial future and help them achieve their financial goals with our term life insurance and third-party mutual funds, managed accounts, annuities, loans and other financial products. Our primary subsidiaries include the following entities: Primerica Financial Services, LLC, a general agency and marketing company; Primerica Life Insurance Company (“Primerica Life”), our principal life insurance company; Primerica Financial Services (Canada) Ltd., a holding company for our Canadian operations, which includes Primerica Life Insurance Company of Canada (“Primerica Life Canada”) and PFSL Investments Canada Ltd.; and PFS Investments Inc., an investment products company and broker-dealer. Primerica Life, domiciled in Tennessee, owns National Benefit Life Insurance Company, a New York insurance company. Vidalia Re, Inc. (“Vidalia Re”) is a special purpose financial captive insurance company and wholly owned subsidiary of Primerica Life. Vidalia Re has entered into a separate coinsurance agreement with Primerica Life whereby Primerica Life has ceded certain level-premium term life insurance policies to Vidalia Re (the “Vidalia Re Coinsurance Agreement”).

Basis of Presentation. We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of March 31, 2026 and December 31, 2025, the statements of income, comprehensive income (loss), and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are sufficient to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).

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

Changes to Accounting Policies. All significant accounting policies remain unchanged from the 2025 Annual Report unless otherwise described.

Reclassifications. Certain reclassifications have been made to prior period amounts to conform to current period reporting classifications. These reclassifications had no impact on net income or total stockholders’ equity.

New Accounting Standards Not Yet Adopted. For more information on new accounting standards not yet adopted, see Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements in our 2025 Annual Report. Other recently issued accounting guidance not discussed in our 2025 Annual Report is not applicable, is immaterial to our consolidated financial statements, or did not or is not expected to have a material impact on our business.

(2) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(7,551)	$(424)
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(7,551)	$(424)
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(41,155)	$36,925
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(8,758)	7,909
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(32,397)	29,016

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	847	79
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	178	17
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	669	62
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(31,728)	$29,078
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$113,320	$(67,453)
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	24,122	(14,219)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$89,198	$(53,234)

(3) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2025 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Term Life Insurance segment:
Total revenues	$464,634	$457,841
Benefits and expenses:
Benefits and claims	167,252	171,243
Future policy benefits remeasurement (gain) loss	(7,564)	(3,402)
Amortization of DAC	82,666	76,921
Insurance expenses	65,378	63,645
Insurance commissions	2,042	2,649
Total benefits and expenses	309,774	311,056
Income before income taxes	$154,860	$146,785

	Three months ended March 31,
	2026	2025
	(In thousands)
Investment and Savings Products segment:
Total revenues	$350,645	$290,812
Expenses:
Amortization of DAC	1,334	1,337
Insurance commissions	3,457	3,277
Sales commissions:
Sales-based	95,168	77,267
Asset-based	95,360	76,246
Other operating expenses:
Fees based on client asset values	13,287	10,915
Fees based on fee-generating positions	11,121	12,410
Other expenses	30,019	28,089
Total expenses	249,746	209,541
Income before income taxes	$100,899	$81,271

	Three months ended March 31,
	2026	2025
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$57,414	$56,190
Benefits and expenses:
Benefits and claims	4,002	3,619
Future policy benefits remeasurement (gain) loss	187	129
Amortization of DAC	260	292
Insurance expenses	1,189	1,160
Insurance commissions	119	198
Sales commissions	4,682	4,605
Interest expense	5,861	6,004
Other operating expenses	47,455	46,924
Total benefits and expenses	63,755	62,931
Income (loss) before income taxes	$(6,341)	$(6,741)

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended March 31,
	2026	2025
	(In thousands)
Revenues:
Term Life Insurance segment	$464,634	$457,841
Investment and Savings Products segment	350,645	290,812
Corporate and Other Distributed Products segment	57,414	56,190
Total revenues	$872,693	$804,843

Income (loss) before income taxes:
Term Life Insurance segment	$154,860	$146,785
Investment and Savings Products segment	100,899	81,271
Corporate and Other Distributed Products segment	(6,341)	(6,741)
Total income before income taxes	$249,418	$221,315

Insurance expenses and other operating expenses directly attributable to the Term Life Insurance and Investment and Savings Products segments are recorded directly to the applicable segment. These expenses consist primarily of employee compensation, technology and communications costs, various independent sales force-related costs, non-bank custodial and transfer agent recordkeeping administrative costs, outsourcing and professional fees, and other corporate and administrative fees and expenses.

We allocate certain other revenue and operating expenses that are not directly attributable to a specific operating segment using methods expected to reasonably measure the benefit received by each reporting segment. Such methods include recorded usage, revenue distribution, and independent sales force representative distribution. These allocated items include fees charged for access to Primerica Online (“POL”) and costs incurred for technology, independent sales force support, occupancy, shared services and other general and administrative costs. Costs that are not directly charged or allocated to our two primary operating segments are included in the Corporate and Other Distributed Products segment.

(4) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,812	$34	$(127)	$9,719
Foreign government	173,243	1,086	(7,096)	167,233
States and political subdivisions	135,903	604	(11,510)	124,997
Corporates	2,206,510	16,105	(93,677)	2,128,938
Residential mortgage-backed securities	691,744	4,381	(51,978)	644,147
Commercial mortgage-backed securities	90,721	72	(7,203)	83,590
Other asset-backed securities	289,773	506	(4,877)	285,402
Total fixed-maturity securities	$3,597,706	$22,788	$(176,468)	$3,444,026

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,814	$65	$(137)	$9,742
Foreign government	173,732	1,587	(6,286)	169,033
States and political subdivisions	136,996	953	(11,017)	126,932
Corporates	2,042,691	27,386	(74,204)	1,995,873
Residential mortgage-backed securities	687,149	5,892	(47,176)	645,865
Commercial mortgage-backed securities	92,035	120	(7,123)	85,032
Other asset-backed securities	236,201	816	(4,248)	232,769
Total fixed-maturity securities	$3,378,618	$36,819	$(150,191)	$3,265,246

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of March 31, 2026 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$266,880	$266,281
Due after one year through five years	892,610	871,966
Due after five years through 10 years	690,404	664,598
Due after 10 years	675,574	628,042
	2,525,468	2,430,887
Mortgage- and asset-backed securities	1,072,238	1,013,139
Total AFS fixed-maturity securities	$3,597,706	$3,444,026

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best Company, Inc. (“AM Best”) was A+ as of March 31, 2026.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of March 31, 2026, the LLC Note had an estimated unrealized holding loss of $30.9 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of March 31, 2026 and December 31, 2025, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.1 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $85.0 million and $84.9 million as of March 31, 2026 and December 31, 2025, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Fixed-maturity securities (available-for-sale)	$38,133	$33,513
Fixed-maturity security (held-to-maturity)	13,223	14,669
Equity securities	324	314
Policy loans and other invested assets	673	1,032
Cash, cash equivalents and short-term investments	6,189	6,519
Total return on deposit asset underlying 10% coinsurance agreement (1)	-	2,388
Gross investment income	58,542	58,435
Investment expenses	(2,036)	(2,095)
Investment income net of investment expenses	56,506	56,340
Interest expense on surplus note	(13,223)	(14,669)
Net investment income	$43,283	$41,671

(1)
Includes $0.5 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three months ended March 31, 2025. There were no net gains (losses) recognized for the three months ended March 31, 2026 as the deposit asset was redeemed effective January 1, 2026. See Note 5 (Fair Value of Financial Instruments) for more information.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$85	$17
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(932)	(96)
Gross losses from sales, maturities and calls of equity securities	-	(3)
Net realized investment gains (losses):	(847)	(82)
Other investment gains (losses):
Market gains (losses) recognized in net income during the period on equity securities	1,256	829
Gains (losses) from equity method investments	4	-
Gains (losses) from bifurcated options	(20)	5
Gains (losses) on trading securities	3	5
Other investment gains (losses):	1,243	839
Investment gains (losses)	$396	$757

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Proceeds from sales or other redemptions	$154,685	$100,041

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2026 and December 31, 2025, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,886	$(127)
Foreign government	37,823	(605)	72,311	(6,491)
States and political subdivisions	7,298	(485)	97,618	(11,025)
Corporates	655,724	(12,772)	826,440	(80,905)
Residential mortgage-backed securities	108,535	(1,436)	294,937	(50,542)
Commercial mortgage-backed securities	11,023	(31)	66,307	(7,172)
Other asset-backed securities	120,489	(860)	78,579	(4,017)
Total fixed-maturity securities	$940,892	$(16,189)	$1,442,078	$(160,279)

	December 31, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,867	$(137)
Foreign government	41,809	(1,307)	59,087	(4,979)
States and political subdivisions	6,321	(159)	98,912	(10,858)
Corporates	233,831	(3,593)	901,906	(70,611)
Residential mortgage-backed securities	72,537	(463)	316,741	(46,713)
Commercial mortgage-backed securities	2,471	(26)	71,490	(7,097)
Other asset-backed securities	24,950	(485)	88,159	(3,763)
Total fixed-maturity securities	$381,919	$(6,033)	$1,542,162	$(144,158)

The amortized cost of AFS securities with a cost basis in excess of their fair values was $2,559.4 million and $2,074.3 million as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, no allowance for credit losses was recorded for AFS securities. The allowance for credit losses for AFS securities was $0.7 million as of December 31, 2025. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we had no present intention to dispose of them as of the respective balance sheet dates.

We did not recognize any credit losses on AFS securities for the three months ended March 31, 2026 and 2025 in the unaudited condensed consolidated statements of income. We recognize credit losses on securities due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of March 31, 2026 and December 31, 2025. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,719	$-	$9,719
Foreign government	-	167,233	-	167,233
States and political subdivisions	-	124,997	-	124,997
Corporates	3,676	2,125,262	-	2,128,938
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	644,147	-	644,147
Commercial mortgage-backed securities	-	83,590	-	83,590
Other asset-backed securities	-	272,902	12,500	285,402
Total available-for-sale fixed-maturity securities	3,676	3,427,850	12,500	3,444,026
Equity securities	27,728	-	-	27,728
Trading securities	-	32,451	-	32,451
Cash and cash equivalents	645,811	-	-	645,811
Separate accounts	-	2,122,558	-	2,122,558
Total fair value assets	$677,215	$5,582,859	$12,500	$6,272,574
Fair value liabilities:
Separate accounts	$-	$2,122,558	$-	$2,122,558
Total fair value liabilities	$-	$2,122,558	$-	$2,122,558

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,742	$-	$9,742
Foreign government	-	169,033	-	169,033
States and political subdivisions	-	126,932	-	126,932
Corporates	3,748	1,992,125	-	1,995,873
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	645,865	-	645,865
Commercial mortgage-backed securities	-	83,456	1,576	85,032
Other asset-backed securities	-	232,769	-	232,769
Total available-for-sale fixed-maturity securities	3,748	3,259,922	1,576	3,265,246
Equity securities	26,433	-	-	26,433
Trading securities	-	12,801	-	12,801
Cash and cash equivalents	756,227	-	-	756,227
Separate accounts	-	2,281,520	-	2,281,520
Total fair value assets	$786,408	$5,554,243	$1,576	$6,342,227
Fair value liabilities:
Separate accounts	$-	$2,281,520	$-	$2,281,520
Total fair value liabilities	$-	$2,281,520	$-	$2,281,520

In estimating fair value of our investments, we use a third-party pricing service for nearly all of our securities that are measured at fair value on a recurring basis. The remaining securities are primarily thinly-traded securities, such as private placements, and are valued using models based on observable inputs on public corporate spreads having similar characteristics (e.g., sector, average life and quality rating), liquidity and yield based on quality rating, average life and U.S. Treasury yields. All observable data inputs are corroborated by independent third-party data. We also corroborate pricing information provided by our third-party pricing service by performing a review of selected securities. Our review activities include: obtaining detailed information about the assumptions, inputs and methodologies used in pricing the security; documenting this information; and corroborating it by comparison to independently obtained prices and/or independently developed pricing methodologies.

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

The rollforward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Level 3 assets, beginning of period	$1,576	$1,543
Investment gains (losses) and accretion (amortization) recognized in earnings	(885)	58
Purchases	12,500	-
Sales	(691)	-
Level 3 assets, end of period	$12,500	$1,601

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. Transfers of investments that enter and exit Level 3 in different quarters within the same year are not eliminated until the full year amounts are presented. Such transfers within the same year generally include purchases of new debt issuances during the quarter that do not yet have independent pricing quotes available as of the end of the quarter but are transferred to Level 2 when independent pricing quotes become available the next quarter within the same year. There were no material transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.

The carrying values and estimated fair values of our financial instruments were as follows:

	March 31, 2026		December 31, 2025
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,444,026	$3,444,026	$3,265,246	$3,265,246
Fixed-maturity security (held-to-maturity) (1)	1,130,730	1,099,850	1,175,380	1,153,047
Equity securities	27,728	27,728	26,433	26,433
Trading securities	32,451	32,451	12,801	12,801
Policy loans (1)	47,967	47,967	47,583	47,583
Deposit asset underlying 10% coinsurance agreement (1)(2)	-	-	131,418	131,418
Separate accounts	2,122,558	2,122,558	2,281,520	2,281,520
Liabilities:
Note payable (3)(4)	$595,516	$536,267	$595,315	$543,461
Surplus note (1)(3)	1,130,485	1,097,767	1,175,119	1,150,995
Separate accounts	2,122,558	2,122,558	2,281,520	2,281,520

(1)
Classified as a Level 3 fair value measurement.
(2)
On January 1, 2026, we terminated a coinsurance agreement (the “10% Coinsurance Agreement”) (that was entered into in connection with our 2010 initial public offering) with Prime Reinsurance Company (“Prime Re”), an affiliate of Citigroup, Inc. The 10% Coinsurance Agreement ceded 10% of our U.S. (except New York) term life insurance business in force at year-end 2009 subject to an experience refund provision. As the 10% Coinsurance Agreement included an experience refund provision, it did not satisfy U.S. GAAP risk transfer rules. As a result, we accounted for this contract using deposit method accounting and recognized a deposit asset in other assets on our consolidated balance sheets for assets backing the reserves of the policies subject to the agreement. The deposit asset held in support of this agreement was $131.4 million at December 31, 2025. We made contributions to the deposit asset during the life of the agreement to fulfill our responsibility of funding the reserves. During 2025, the cumulative experience refund provision was settled by reductions in the deposit asset over the normal course of the 10% Coinsurance Agreement. Upon termination of the 10% Coinsurance Agreement, the Company received cash equal to the carrying value of the deposit asset and thus did not recognize any gain or loss. Prior to the termination of the 10% Coinsurance Agreement, the market return on the deposit asset was reflected in net investment income as disclosed in Note 4 (Investments).
(3)
Carrying value amounts shown are net of unamortized issuance costs.
(4)
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

Details on in-force life insurance were as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Direct life insurance in-force	$967,566,392	$969,529,768
Amounts ceded to other companies	(825,612,920)	(827,832,374)
Net life insurance in-force	$141,953,472	$141,697,394
Percentage of reinsured life insurance in-force	85%	85%

Benefits and claims ceded to reinsurers during the three months ended March 31, 2026 and 2025 were $348.5 million and $352.9 million, respectively.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	March 31, 2026		December 31, 2025
	Reinsurance recoverables	AM Best rating	Reinsurance recoverables	AM Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (IPO coinsurance) (1)	$1,924,554	A+	$1,976,512	A+
Munich Re of Malta (1)(2)	192,961	NR	200,362	NR
American Health and Life Insurance Company (1)	118,689	B++	121,666	B++
SCOR Global Life Reinsurance Companies (3)	110,509	A	119,615	A
Swiss Re Life & Health America Inc. (4)	43,414	A+	44,726	A+
RGA Reinsurance Company	40,319	A+	40,043	A+
Korean Reinsurance Company	29,757	A	30,372	A
Munich American Reassurance Company	19,087	A+	25,306	A+
All other reinsurers	2,207	-	7,845	-
Allowance for credit losses	(1,446)		(1,495)
Reinsurance recoverables	$2,480,051		$2,564,952

NR – not rated by AM Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of March 31, 2026.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Balance, beginning of period	$1,495	$1,215
Current period (benefit) provision for expected credit losses	(49)	(111)
Balance, at the end of period	$1,446	$1,104

(7) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Three months ended		Year ended
	March 31, 2026		December 31, 2025
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,845,442	$55,139	$3,608,599	$55,303
Capitalization	127,675	815	540,952	2,547
Amortization	(82,666)	(1,334)	(316,411)	(5,381)
Foreign exchange translation and other	(4,923)	(971)	12,302	2,670
DAC balance, at the end of period	$3,885,528	$53,649	$3,845,442	$55,139

Reconciliation of DAC by product was as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$3,885,528	$3,845,442
Segregated Funds (Canada)	53,649	55,139
Other	15,157	15,417
Total DAC, net	$3,954,334	$3,915,998

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the three months ended March 31, 2026 and 2025.

(8) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	March 31, 2026	December 31, 2025
	(In thousands)
Fixed-income securities	$603,110	$620,931
Equity securities	1,481,182	1,595,934
Cash and cash equivalents	59,818	69,952
Due to/from funds	(21,574)	(5,318)
Other	22	21
Total separate account assets	$2,122,558	$2,281,520

The following table represents the balances of and changes in separate account liabilities:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
	(In thousands)
Separate account liabilities balance, beginning of period	$2,281,520	$2,209,287
Premiums, deposits and transfers	49,198	174,693
Surrenders, withdrawals and transfers	(123,479)	(424,337)
Investment performance	(29,986)	273,108
Management fees and other charges	(14,151)	(59,942)
Foreign exchange translation	(40,544)	108,711
Separate account liabilities balance, end of period	$2,122,558	$2,281,520
Cash surrender value	$2,095,418	$2,250,638

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

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Policy claims and other benefits payable, beginning of period	$495,356	$488,350
Less reinsured policy claims and other benefits payable	529,936	518,210
Net balance, beginning of period	(34,580)	(29,860)
Incurred related to current year	70,176	66,846
Incurred related to prior years (1)	(6,310)	(225)
Total incurred	63,866	66,621
Claims paid related to current year, net of reinsured policy claims received	(110,344)	(118,463)
Reinsured policy claims received related to prior years, net of claims paid	54,554	42,712
Total paid	(55,790)	(75,751)
Foreign currency translation	(157)	6
Net balance, end of period	(26,661)	(38,984)
Add reinsured policy claims and other benefits payable	515,547	533,718
Balance, end of period	$488,886	$494,734
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

(10) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025
	(In thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$14,067,204	$13,854,794
Balance at original discount rate, beginning of period	14,051,078	14,233,996
Effect of changes in cash flow assumptions	(151)	(354,521)
Effect of actual variances from expected experience	(148,230)	(384,313)
Adjusted balance, beginning of period	13,902,697	13,495,162
Issuances	432,393	1,651,384
Interest accrual at original discount rate	154,711	627,419
Net premiums collected	(443,446)	(1,770,529)
Foreign currency translation	(19,165)	47,642
Expected net premiums at original discount rate, end of period	14,027,190	14,051,078
Effect of changes in discount rate assumptions	(175,352)	16,126
Expected net premiums at then current discount rate, end of period	$13,851,838	$14,067,204

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,681,705	$20,155,487
Balance at original discount rate, beginning of period	20,742,060	20,763,900
Effect of changes in cash flow assumptions	(146)	(436,663)
Effect of actual variances from expected experience	(167,489)	(426,822)
Adjusted balance, beginning of period	20,574,425	19,900,415
Issuances	431,865	1,655,501
Interest accrual at original discount rate	238,583	958,540
Benefit payments	(446,710)	(1,846,085)
Foreign currency translation	(29,201)	73,689
Expected future policy benefits at original discount rate, end of period	20,768,962	20,742,060
Effect of changes in discount rate assumptions	(388,502)	(60,355)
Expected future policy benefits at then current discount rate, end of period	$20,380,460	$20,681,705

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
	Term Life Insurance
LFPB	$6,528,622	$6,614,501
Less: reinsurance recoverables	2,465,179	2,550,187
Net LFPB, after reinsurance recoverables	$4,063,443	$4,064,314
Weighted-average duration of net LFPB (in years)	8.3	8.3

During the three months ended March 31, 2026, we recognized a remeasurement gain, consisting of experience variances, of $7.6 million for the Term Life Insurance segment, with a corresponding decrease to the LFPB, net of reinsurance. The remeasurement gain recognized was largely due to higher policy lapses and lower mortality experience during the period versus our current actuarial assumptions. We did not update our actuarial assumptions during the three months ended March 31, 2026, as management concluded that the emerging experience during the period did not provide sufficient evidence that an update to the current assumptions was warranted at this time. We will continue to monitor experience and update assumptions in future periods, as appropriate.

There were no significant changes to the inputs, judgments, assumptions, or methods used in measuring the LFPB during the three months ended March 31, 2026 and 2025.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three months ended March 31, 2026 and 2025.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$6,528,622	$6,614,501
Other	200,298	203,678
Total	$6,728,920	$6,818,179

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$2,465,179	$2,550,187
Other	14,872	14,765
Total	$2,480,051	$2,564,952

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	March 31, 2026		December 31, 2025
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$34,081,573	$20,380,460	$34,009,893	$20,681,706
Expected future gross premiums	$39,365,448	$26,796,671	$39,384,920	$27,195,943

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Term Life Insurance
Gross premiums	$867,202	$854,430
Interest accretion (expense)	$(83,872)	$(81,998)

The weighted-average discount rates were as follows:

	March 31, 2026	December 31, 2025
Term Life Insurance
Original discount rate	4.99%	5.00%
Current discount rate	5.87%	5.72%

There were no changes to the methods used to determine the discount rates during the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

(11) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Three months ended March 31,
	2026	2025
	(In thousands)
Common stock, beginning of period	31,810	33,368
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	81	98
Common stock retired	(547)	(444)
Common stock, end of period	31,344	33,022

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of March 31, 2026, we had a total of 209,706 RSUs and director deferred shares outstanding and 40,520 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 13 (Share-Based Transactions) for discussion of the PSU award structure.

On November 19, 2025, our Board of Directors (“Board”) authorized, and the Company announced, a share repurchase program for up to $475.0 million of our outstanding common stock for purchases from November 19, 2025 through December 31, 2026 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 523,314 shares of our common stock in the open market for an aggregate purchase price of $135.0 million through March 31, 2026. Approximately $340.0 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of March 31, 2026.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended March 31,
	2026	2025
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$190,096	$169,051
Income attributable to unvested participating securities	(626)	(585)
Net income used in calculating basic EPS	$189,470	$168,466
Denominator:
Weighted-average vested shares	31,681	33,292
Basic EPS	$5.98	$5.06

Diluted EPS:
Numerator:
Net income	$190,096	$169,051
Income attributable to unvested participating securities	(625)	(584)
Net income used in calculating diluted EPS	$189,471	$168,467
Denominator:
Weighted-average vested shares	31,681	33,292
Dilutive effect of incremental shares to be issued for contingently-issuable shares	47	50
Weighted-average shares used in calculating diluted EPS	31,728	33,342
Diluted EPS	$5.97	$5.05

(13) Share-Based Transactions

The Company has outstanding equity awards under the Primerica, Inc. 2020 Omnibus Incentive Plan (the “OIP”), which was approved by the Company’s stockholders on May 13, 2020. The OIP provides for the issuance of equity awards, including stock options, stock appreciation rights, restricted stock, deferred stock, RSUs, PSUs, and stock payment awards, as well as cash-based awards. In addition to time-based vesting requirements, awards granted under the OIP may also be subject to specified performance criteria. Under the OIP, the Company issues equity awards to our management (officers and other key employees), non-employees who serve on our Board, and independent sales force leaders. For more information on equity awards granted under the OIP, see Note 16 (Share-Based Transactions) to our consolidated financial statements in our 2025 Annual Report.

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Equity awards expense recognized	$12,593	$13,251
Equity awards expense deferred	1,676	2,003

On February 20, 2026, the Compensation Committee of our Board granted the following equity awards to employees as part of the annual approval of management incentive compensation:

•
49,601 RSUs awarded to management with a measurement-date fair value of $257.46 per unit that have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date.
•
13,111 PSUs awarded to the seven members of the Company’s executive leadership team with a measurement-date fair value of $257.46 per unit. The PSUs will be earned on March 1, 2029 contingent upon the Company achieving a targeted annual average three-year return on adjusted equity (“ROAE”) and average EPS growth for the period from January 1, 2026 through December 31, 2028. The actual number of common shares that will be earned will vary based on the actual ROAE and average EPS growth relative to the targeted ROAE and average EPS growth and can range from zero to 19,666 shares.

All awards granted to employees on February 20, 2026 vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. The substantive service conditions in order to be retirement eligible require that an employee must be at least 55 years old and his or her age plus years of service with the Company must equal at least 75. The number of shares that will be earned for a retirement-eligible employee is equal to the amount calculated using the Company’s actual performance metrics for the entire performance period, even if that employee retires prior to the completion of the performance period.

The following table summarizes non-cash share-based compensation expense by segment included in net income:

	Three months ended March 31,
	2026	2025
	(In thousands)
Term Life Insurance segment	$2,137	$1,904
Investment and Savings Products segment	2,219	1,220
Corporate and Other Distributed Products segment	8,237	10,127
Total non-cash share-based compensation expense	$12,593	$13,251

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

(15) Revenue from Contracts with Customers

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
•
Fees earned for investment advisory and administrative services within our managed accounts investments program and shareholder service fees earned in Canada for mutual funds for which we serve as principal distributor;
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

Further discussion on the Company’s revenues from contracts with customers and revenue recognition policies are included in Note 20 (Revenue from Contracts with Customers) to our consolidated financial statements in our 2025 Annual Report.

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,275	$12,745
Total segment revenues from contracts with customers	11,275	12,745
Revenues from sources other than contracts with customers	453,359	445,096
Total Term Life Insurance segment revenues	$464,634	$457,841

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$136,355	$111,270
Asset-based revenues	174,351	139,130
Account-based revenues	23,619	24,195
Other, net	3,305	3,333
Total segment revenues from contracts with customers	337,630	277,928
Revenues from sources other than contracts with customers (segregated funds we underwrite)	13,015	12,884
Total Investment and Savings Products segment revenues	$350,645	$290,812

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$9,401	$9,478
Other, net	1,306	1,056
Total segment revenues from contracts with customers	10,707	10,534
Revenues from sources other than contracts with customers	46,707	45,656
Total Corporate and Other Distributed Products segment revenues	$57,414	$56,190

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended March 31,
	2026	2025
	(In thousands)
Balance, beginning of period	$54,321	$58,079
Commissions revenue	4,926	5,284
Less: collections	(5,969)	(6,032)
Balance, at the end of period	$53,278	$57,331

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2025 to March 31, 2026. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2025 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

This MD&A is divided into the following sections:

•
Business Overview
•
Business Trends and Conditions
•
Factors Affecting Our Results
•
Critical Accounting Estimates
•
Results of Operations
•
Financial Condition
•
Liquidity and Capital Resources

Business Overview

We are a leading diversified financial services distribution company serving middle-income households in the United States and Canada. Our licensed representatives (“independent sales representatives” or “independent sales force”) educate families on how to prepare for a more secure financial future and help them achieve their financial goals with our term life insurance and third-party mutual funds, managed accounts, annuities, loans, and other financial products. We have two primary operating segments, Term Life Insurance and Investment and Savings Products, and a third segment, Corporate and Other Distributed Products.

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

Investment and Savings Products. In the United States, we distribute mutual funds, managed accounts, variable annuity, and fixed annuity products of several third-party companies. We provide investment advisory and administrative services for client assets invested in our managed accounts investments program. We also perform distinct transfer agent recordkeeping services and non-bank custodial services for investors purchasing certain mutual funds we distribute. In Canada, we offer mutual funds of other companies and segregated funds. Our segregated funds product offerings consist of (1) our legacy segregated funds product, which is underwritten by Primerica Life Canada, and (2) a segregated funds product underwritten by a third-party.

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

The cumulative impact of inflation in recent years has led to an elevated cost of living for middle-income families, which may be adversely impacting persistency and demand for term life insurance policies. In the first quarter of 2026, policy lapse rates of term life insurance products remained above long-term historical levels and sales of new term life insurance policies were lower versus the comparable quarter in 2025.

Meanwhile, strong equity market performance in recent periods, favorable demographic trends, and expanded product offerings have provided significant momentum for our Investment and Savings Products (“ISP”) business. Despite volatility in the first quarter of 2026, positive equity market performance from 2024 through 2025 and into the first quarter of 2026 has beneficially influenced product sales and client asset values that drive revenue in the ISP segment.

Our ISP segment is expected to benefit over the long term from favorable demographic trends. These include increased demand for income and account value protection from investors in retirement that drive sales for our annuity business, the intergenerational wealth transfer from the silent generation and baby boomers to younger generations which benefits our managed accounts and mutual funds over future decades, and younger generations’ increased interest in equity market investments. Additionally, our high concentration of client assets in retirement accounts and our systematic investment philosophy are beneficial to our business as these accounts tend to have lower redemption rates than the industry. Our long-standing relationship with clients positions us well to drive resilient and faster growth in the ISP segment.

The rise in market interest rates since the COVID-19 pandemic have largely driven the unrealized losses that have accumulated in our investment portfolio from fixed-maturity securities purchased when long-term interest rates were at historical lows. Although market interest rates edged lower at the end of 2025, interest rates increased in the first quarter of 2026, resulting in higher unrealized losses compared to the end of 2025. We have not recognized losses caused by interest rate volatility in the income statement for securities that we have no present intention to dispose of and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new fixed-maturity securities purchases and cash balances.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended March 31,
	2026	2025
New recruits	84,217	100,867
New life-licensed independent sales representatives	10,569	12,339

The number of new recruits decreased during the three months ended March 31, 2026 compared to the same period in 2025 likely due to headwinds presented by economic and other uncertainty.

New life-licensed independent sales representatives decreased during the three months ended March 31, 2026 compared to the same period in 2025, largely due to the decline in new recruits in recent periods.

The size of the life-licensed independent sales force was as follows:

	March 31, 2026	December 31, 2025
Life-licensed independent sales representatives, at period end	149,732	151,524

The number of life-licensed independent sales representatives decreased compared to December 31, 2025 as the number of new life-licensed representatives did not keep pace with the level of agent non-renewal activity experienced during the first quarter of 2026, which was in line with historical trends.

Term Life Insurance Product Sales and Face Amount In-Force.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative, were as follows:

	Three months ended March 31,
	2026	2025
Average number of life-licensed independent sales representatives	150,384	151,732
Number of new policies issued	74,054	86,415
Average monthly rate of new policies issued per life-licensed independent sales representative	0.16	0.19

The average number of life-licensed independent sales representatives decreased modestly for the three months ended March 31, 2026 from the same period in 2025 as a result of the agent licensing activity discussed above.

New policies issued during the three months ended March 31, 2026 decreased compared to the same period in 2025, which we believe is attributable to the lower level of newly life-licensed independent sales representatives as well as the continued period of uncertainty that challenged demand for new policies.

Productivity in the three months ended March 31, 2026, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, decreased from the same period in 2025. Lower year-over-year productivity is due to the decline in new life insurance policy sales relative to the generally stable size of the life-licensed sales force.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended March 31,
	2026	% of beginning balance	2025	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$967,612		$953,583
Net change in face amount:
Issued face amount	25,678	3%	28,455	3%
Terminations	(25,578)	(3)%	(24,980)	(3)%
Foreign currency	(2,041)	*	(77)	*
Net change in face amount	(1,941)	*	3,398	*
Face amount in-force, end of period	$965,671		$956,981

* Less than 1%.

The face amount of term life insurance policies in-force decreased slightly for the three months ended March 31, 2026 primarily due to the translation impact on the face amount of our Canadian term life insurance in-force business during the period. Newly issued term life insurance face amounts were largely offset by policy terminations during the three months ended March 31, 2026. Issued face amount decreased during the 2026 period compared to the same period in 2025 primarily due to the decrease in the number of new policies issued as discussed above. Policy terminations increased during the 2026 period compared to the same period in 2025 but were largely consistent when measured as a percentage of beginning face amount in-force.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,460	$1,318	$142	11%
Canada retail mutual funds - with up-front sales commissions	235	221	14	6%
Annuities and other	1,461	1,110	351	32%
Total sales-based revenue generating product sales	3,156	2,649	507	19%
Managed accounts	822	596	226	38%
Canada retail mutual funds - no up-front sales commissions	314	296	18	6%
Segregated funds	40	18	22	122%
Total product sales	$4,332	$3,559	$773	22%

The rollforward of asset values in client accounts was as follows:

	Three months ended March 31,
	2026	% of beginning balance	2025 (1)	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$128,892		$112,082
Net change in asset values:
Inflows	4,332	3%	3,559	3%
Redemptions	(3,970)	(3)%	(3,017)	(3)%
Net flows	362	*	542	*
Change in fair value, net	(2,140)	(2)%	(2,704)	(2)%
Foreign currency, net	(351)	*	(12)	*
Net change in asset values	(2,129)	(2)%	(2,174)	(2)%
Asset values, end of period	$126,763		$109,908
(1)
The previously reported statistical information of redemptions, net flows and change in fair value, net for the three months ended March 31, 2025 have been restated to reflect a correction in our methodology for presenting redemptions and calculating the change in market value for Canadian mutual fund client assets. This restatement has no impact on our financial statements, results of operations, product sales, nor average and ending client asset values during the relevant periods. In addition, we have assessed the qualitative impact of this correction as immaterial, most notably due to the immaterial impact that higher projections of future client asset redemptions would have on future earnings estimates. Redemptions, net flows, and change in fair value, net were previously reported as $(2,721) million, $838 million, and $(3,000) million, respectively, for the three months ended March 31, 2025.

* Less than 1%.

Average client asset values were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$60,243	$54,649	$5,594	10%
Canada retail mutual funds	17,764	14,555	3,209	22%
Annuities and other	33,369	30,089	3,280	11%
Managed accounts	16,190	11,537	4,653	40%
Segregated funds	2,310	2,189	121	6%
Total average client asset values	$129,876	$113,019	$16,857	15%

Average number of fee-generating positions was as follows:

	Three months ended March 31,		Change
	2026	2025	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,467	2,419	48	2%
Recordkeeping only	924	885	39	4%
Total average number of fee-generating positions	3,391	3,304	87	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended March 31, 2026

Product sales. Investment and savings product sales increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to sustained positive investor sentiment that followed generally strong equity market performance in 2024 through 2025 and continued into the beginning of the first quarter of 2026. In particular, variable annuity product sales continued to grow as the guarantees offered by these products are more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates. In addition, the increase in product sales for managed accounts resulted from continued strength in investor demand for these products as well as the expansion of investment strategies offered on our platform. U.S. retail mutual fund sales also continued to increase. These trends have been further aided by the growing population of investors who are reaching retirement age and seeking the protection provided by annuity products as well as the investment advisory services and broader products offered through our managed accounts investments program.

Rollforward of client asset values. Ending client asset values decreased during the three months ended March 31, 2026 primarily due to the decline in market performance during March 2026, partially offset by positive net inflows. A similar dynamic was observed during the three months ended March 31, 2025 as the drop in equity markets during that period exceeded positive inflows.

Average client asset values. Average client asset values increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by the year-over-year cumulative effect of strong market performance and net client asset inflows.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

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

•
Persistency. Persistency is a measure of how long our insurance policies stay in-force. As a general matter, persistency that is lower than our actuarial assumptions adversely affects our results over the long term because we lose the recurring revenue stream associated with the policies that lapse. However, on a short-term basis, the impact of lower persistency recognized during the period from experience variances and unlocking assumptions will increase earnings as the reserves needed for future policy benefits are reduced. In general, persistency differences have a minimal impact on our financial results from period to period since DAC is generally amortized on a straight-line basis and the unlocking of the LFPB adjusts both expected net premiums and expected future policy benefits and spreads any variances over the remaining contract period.
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

Asset values in client accounts. We earn marketing and distribution fees (trail commissions or, with respect to U.S. mutual funds, 12b-1 fees) on mutual fund and annuity assets in the United States and Canada. In the United States, we also earn investment advisory and administrative fees and marketing support fees on assets in managed accounts. In Canada, we earn marketing, distribution, and shareholder services fees on mutual fund assets for which we serve as the principal distributor and management fees on our legacy segregated funds. Asset values are influenced by new product sales, ongoing contributions to existing accounts, redemptions and the change in market values in existing accounts. While we offer a wide variety of asset classes and investment styles, our clients’ accounts are primarily invested in equity funds. Volatility in equity markets will impact the value of assets in client accounts and, as a result, the revenue we earn on those assets.

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

Sales mix. Our results in a given fiscal period will be affected by changes in the overall mix of products within these categories. Examples of changes in the sales mix that influence our results include the following:

•
sales of annuity products in the United States will generate higher revenues in the period when such sales occur compared to sales of other investment products that either generate lower up-front revenues or, in the case of managed accounts, no up-front revenues;
•
sales of a higher proportion of managed accounts and Canadian mutual funds will spread the revenues generated over time because we earn higher revenues based on assets under management for these accounts each period as opposed to earning up-front revenues based on product sales; and
•
sales of a higher proportion of mutual fund products sold in the United States will impact the timing and amount of revenue we earn given the distinct transfer agent recordkeeping and non-bank custodial services we provide for certain mutual fund products we distribute.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See our condensed consolidated balance sheets and Note 11 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report and Note 12 (Debt) to our consolidated financial statements included in our 2025 Annual Report for more information on our capital structure.

Foreign Currency. The Canadian dollar is the functional currency for our Canadian subsidiaries, and our consolidated financial results, reported in U.S. dollars, are affected by changes in the currency exchange rate. As such, the translated amount of revenues, expenses, assets and liabilities attributable to our Canadian subsidiaries will be higher or lower in periods where the Canadian dollar appreciates or weakens relative to the U.S. dollar, respectively. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Canadian Currency Risk and Note 4 (Segment and Geographical Information) to our consolidated financial statements included in our 2025 Annual Report for more information on our Canadian subsidiaries and the impact of foreign currency on our financial results.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These principles are established primarily by the Financial Accounting Standards Board. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions based on currently available information when recording transactions resulting from business operations. Our significant accounting policies are described in Note 1 (Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) to our consolidated financial statements included in our 2025 Annual Report. The most significant items in our unaudited condensed consolidated balance sheets are based on fair value determinations, accounting estimates and actuarial determinations, which are susceptible to changes in future periods and could affect our results of operations and financial position.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$871,246	$858,845	$12,401	1%
Ceded premiums	(414,859)	(410,521)	4,338	1%
Net premiums	456,387	448,324	8,063	2%
Commissions and fees	356,741	296,957	59,784	20%
Investment income net of investment expenses	56,506	56,340	166	*
Interest expense on surplus note	(13,223)	(14,669)	(1,446)	(10)%
Net investment income	43,283	41,671	1,612	4%
Realized investment gains (losses)	(847)	(82)	(765)	*
Other investment gains (losses)	1,243	839	404	*
Investment gains (losses)	396	757	(361)	*
Other, net	15,886	17,134	(1,248)	(7)%
Total revenues	872,693	804,843	67,850	8%

Benefits and expenses:
Benefits and claims	171,254	174,862	(3,608)	(2)%
Future policy benefits remeasurement (gain) loss	(7,377)	(3,273)	4,104	*
Amortization of DAC	84,260	78,550	5,710	7%
Sales commissions	195,210	158,118	37,092	23%
Insurance expenses	66,567	64,805	1,762	3%
Insurance commissions	5,618	6,124	(506)	(8)%
Interest expense	5,861	6,004	(143)	(2)%
Other operating expenses	101,882	98,338	3,544	4%
Total benefits and expenses	623,275	583,528	39,747	7%
Income before income taxes	249,418	221,315	28,103	13%
Income taxes	59,322	52,264	7,058	14%
Net income	$190,096	$169,051	$21,045	12%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2026

Total revenues. Total revenues increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increases in commissions and fees earned in our Investment and Savings Products segment and net premiums in our Term Life Insurance segment. Further discussion related to revenue movements are discussed in detail in the Segment Results section below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 largely due to higher sales commissions in our Investment and Savings Products segment. Also contributing to the year-over-year increase were higher amortization of DAC in our Term Life Insurance segment. Insurance expenses and other operating expenses increased in the 2026 period compared to the 2025 period primarily due to an increase in growth-related costs and technology investments. The increases in total benefits and expenses were partially offset by lower benefits and claims (net of future policy benefits remeasurement (gain) loss) in our Term Life Insurance segment. Further discussion related to benefits and expenses movements are discussed in detail in the Segment Results section below.

Income taxes. The effective income tax rate of 23.8% for the three months ended March 31, 2026 was largely consistent with the effective income tax rate of 23.6% for the three months ended March 31, 2025.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$867,202	$854,430	$12,772	1%
Ceded premiums	(413,843)	(409,334)	4,509	1%
Net premiums	453,359	445,096	8,263	2%
Other, net	11,275	12,745	(1,470)	(12)%
Total revenues	464,634	457,841	6,793	1%
Benefits and expenses:
Benefits and claims	167,252	171,243	(3,991)	(2)%
Future policy benefits remeasurement (gain) loss	(7,564)	(3,402)	4,162	*
Amortization of DAC	82,666	76,921	5,745	7%
Insurance expenses	65,378	63,645	1,733	3%
Insurance commissions	2,042	2,649	(607)	(23)%
Total benefits and expenses	309,774	311,056	(1,282)	*
Income before income taxes	$154,860	$146,785	$8,075	6%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2026

Net premiums. Direct premiums increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business compared to the prior year period. This increase was partially offset by an increase in ceded premiums, which includes $7.4 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $2.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased modestly during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 despite the increase in net premiums. Higher ceded premiums for YRT reinsurance as noted above contributed to the lack of growth in benefits and claims expense. As the Company cedes higher premiums to YRT reinsurers, it also cedes higher future policy benefits reserves to the YRT reinsurers, which effectively offsets the net amount of benefits and claims expense recognized. Meanwhile, the overall year-over-year decrease in the net benefits and claims expense can be attributed to modest adjustments to claims estimates recognized in 2025.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and represents differences in experience variances that occurred in each period, primarily from better mortality and lower reserves benefiting from elevated lapse experience compared to our future policy benefit reserve assumptions.

Amortization of DAC. Amortization of DAC increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to growth in the in-force book of business compared to the prior year period.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$136,355	$111,270	$25,085	23%
Asset-based revenues	187,366	152,014	35,352	23%
Account-based revenues	23,619	24,195	(576)	(2)%
Other, net	3,305	3,333	(28)	*
Total revenues	350,645	290,812	59,833	21%
Expenses:
Amortization of DAC	1,334	1,337	(3)	*
Insurance commissions	3,457	3,277	180	5%
Sales commissions:
Sales-based	95,168	77,267	17,901	23%
Asset-based	95,360	76,246	19,114	25%
Other operating expenses	54,427	51,414	3,013	6%
Total expenses	249,746	209,541	40,205	19%
Income before income taxes	$100,899	$81,271	$19,628	24%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2026

Commissions and fees. Commissions and fees increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in the 2026 period compared to the same period in 2025 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed accounts and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of strong growth in product sales for variable annuities and, to a lesser extent, U.S. retail mutual funds.

Sales commissions. The increases in asset-based and sales-based commissions for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were largely in line with the increases in asset-based revenues and sales-based revenues, respectively.

Other operating expenses. Other operating expenses for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 largely due to higher employee compensation, variable growth-related costs, and continued investments in technology and infrastructure.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,044	$4,415	$(371)	(8)%
Ceded premiums	(1,016)	(1,187)	(171)	(14)%
Net premiums	3,028	3,228	(200)	(6)%
Commissions and fees	9,401	9,478	(77)	*
Investment income net of investment expenses	56,506	56,340	166	*
Interest expense on surplus note	(13,223)	(14,669)	(1,446)	(10)%
Net investment income	43,283	41,671	1,612	4%
Realized investment gains (losses)	(847)	(82)	(765)	*
Other investment gains (losses)	1,243	839	404	*
Investment gains (losses)	396	757	(361)	*
Other, net	1,306	1,056	250	24%
Total revenues	57,414	56,190	1,224	2%
Benefits and expenses:
Benefits and claims	4,002	3,619	383	11%
Future policy benefits remeasurement (gain) loss	187	129	58	*
Amortization of DAC	260	292	(32)	(11)%
Insurance expenses	1,189	1,160	29	3%
Insurance commissions	119	198	(79)	(40)%
Sales commissions	4,682	4,605	77	2%
Interest expense	5,861	6,004	(143)	(2)%
Other operating expenses	47,455	46,924	531	1%
Total benefits and expenses	63,755	62,931	824	1%
Income (loss) before income taxes	$(6,341)	$(6,741)	$(400)	6%

* Less than 1% or not meaningful.

Results for the Three Months Ended March 31, 2026

Total revenues. Total revenues increased modestly during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net investment income increased largely due to continued growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2025 Annual Report and Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses were largely consistent during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of March 31, 2026, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix of fixed-maturity securities in our available-for-sale and trading securities investment portfolio were as follows:

	March 31, 2026	December 31, 2025
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.3 years	5.2 years
Average book yield of our fixed-maturity portfolio	4.39%	4.30%

The distribution of fixed-maturity securities in our available-for-sale and trading securities investment portfolio by rating were as follows:

	March 31, 2026		December 31, 2025
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$695,462	19%	$666,842	20%
AA	508,298	14%	503,652	15%
A	911,678	25%	805,885	24%
BBB	1,480,519	41%	1,377,969	40%
Below investment grade	31,688	*	36,627	1%
Not rated	2,512	*	444	*
Total	$3,630,157	100%	$3,391,419	100%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities available-for-sale and trading securities invested asset portfolio were as follows:

	March 31, 2026
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
ONEOK Inc.	$15,008	$15,451	$(443)	BBB
Province of Alberta Canada	14,445	15,132	(687)	AA-
Realty Income Corp	13,600	13,965	(365)	A-
Province of Ontario Canada	13,563	13,881	(318)	A+
T-Mobile US, Inc.	13,025	13,004	21	BBB
Manulife Financial Corp	12,923	13,362	(439)	A
Morgan Stanley	12,207	12,137	70	BBB+
Province of Quebec Canada	12,164	12,487	(323)	AA-
Enbridge Inc.	12,037	12,426	(389)	BBB+
Province of British Columbia Canada	11,712	12,174	(462)	A
Total – ten largest holdings	$130,684	$134,019	$(3,335)
Total – fixed-maturity securities	$3,476,477	$3,630,157
Percent of total fixed-maturity securities	4%	4%
(1)
Includes trading securities at carrying value and available-for-sale securities at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of March 31, 2026, the Parent Company had cash and invested assets of $555.8 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Three months ended March 31,		Change
	2026	2025	$
	(In thousands)
Net cash provided by (used in) operating activities	$156,790	$197,466	$(40,676)
Net cash provided by (used in) investing activities	(87,445)	(98,752)	11,307
Net cash provided by (used in) financing activities	(179,164)	(161,440)	(17,724)
Effect of foreign exchange rate changes on cash	(597)	(23)	(574)
Change in cash and cash equivalents	$(110,416)	$(62,749)	$(47,667)

Operating Activities. Cash flows provided by operating activities decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to timing differences in payments made for income tax remittances. The largest timing difference resulted from a payment made in the first quarter of 2026 for a transferable federal tax credit that was used to offset estimated federal income tax payments in the fourth quarter of 2025. Also contributing to the change in cash flows provided by operating activities was the timing of purchases, maturities, and sales of financial instruments classified as trading securities.

Investing Activities. Cash flows used in investing activities decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our available-for-sale investment portfolio.

Financing Activities. Cash flows used in financing activities increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the increase in the size of our share repurchase program and higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of March 31, 2026, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of March 31, 2026, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

The NAIC has adopted a model regulation for determining reserves using a principle-based approach (“principle-based reserves” or “PBR”), which is designed to reflect each insurer’s own experience in calculating reserves and move away from a single prescriptive reserving formula. Primerica Life adopted PBR as of January 1, 2018 and NBLIC adopted the New York amended version of PBR effective January 1, 2021. PBR significantly reduced the redundant statutory policy benefit reserve requirements while still ensuring adequate liabilities are held. The regulation only applies for business issued after the effective dates. See Note 5 (Investments), Note 12 (Debt) and Note 18 (Commitments and Contingent Liabilities) to our consolidated financial statements in our 2025 Annual Report for more information on the Vidalia Re Redundant Reserve Financing Transaction.

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of March 31, 2026. No events of default occurred during the three months ended March 31, 2026.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2025.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 12 (Debt) to our consolidated financial statements in our 2025 Annual Report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of March 31, 2026.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks that has a scheduled termination date of June 22, 2026. Amounts outstanding under the Revolving Credit Facility bear interest at a periodic rate equal to the Secured Overnight Financing Rate (“SOFR”) rate loan or the base rate, plus in either case an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.100% to 0.225% per annum of the aggregate $200.0 million commitment of the lenders under the Revolving Credit Facility. As of March 31, 2026, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three months ended March 31, 2026.

Contractual Obligations Update. There have been no material changes in contractual obligations from those disclosed in the 2025 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposures to market risk since December 31, 2025. For details on the Company’s interest rate, foreign currency exchange, and credit risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors contained in our 2025 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2026, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1 - 31, 2026	163,251	$261.85	163,251	$432,252,640
February 1 - 28, 2026	164,358	260.09	164,358	389,505,534
March 1 - 31, 2026	219,401	253.00	195,705	340,008,165
Total	547,010	$257.77	523,314	$340,008,165

(1)
Consists of repurchases of (a) 23,696 shares of common stock at an average price of $253.67 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
(2)
On November 19, 2025, our Board of Directors authorized, and the Company announced, a share repurchase program for purchases of up to $475.0 million of our outstanding common stock from November 19, 2025 through December 31, 2026.

For information regarding year-to-date share repurchases, refer to Note 11 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except the following:

•
On March 13, 2026, Glenn Williams, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that provides for the sale of an aggregate of up to 6,000 shares of the Company’s common stock between June 12, 2026 and March 15, 2027.

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

Primerica, Inc.

May 7, 2026	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)