Form 10-Q
period 2026-06-30
Primerica, Inc.
filed 2026-08-06
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 30,777,350 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2026	December 31, 2025
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,611,960 in 2026 and $3,378,618 in 2025)	$3,471,682	$3,265,246
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $1,036,619 in 2026 and $1,153,047 in 2025)	1,073,520	1,175,380
Short-term investments available-for-sale, at fair value (amortized cost: $4,953 in 2026)	4,950	-
Equity securities, at fair value (historical cost: $20,624 in 2026 and $20,501 in 2025)	29,265	26,433
Trading securities, at fair value (cost: $32,813 in 2026 and $13,084 in 2025)	32,376	12,801
Policy loans and other invested assets	120,736	56,233
Total investments	4,732,529	4,536,093
Cash and cash equivalents	600,183	756,227
Accrued investment income	33,330	30,122
Reinsurance recoverables	2,450,745	2,564,952
Deferred policy acquisition costs, net	3,991,486	3,915,998
Agent balances, due premiums and other receivables	291,440	275,171
Intangible asset	45,275	45,275
Income taxes	181,028	177,302
Operating lease right-of-use assets	39,697	41,900
Other assets	259,728	387,776
Separate account assets	2,156,498	2,281,520
Total assets	$14,781,939	$15,012,336

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,803,364	$6,818,179
Unearned and advance premiums	16,423	15,521
Policy claims and other benefits payable	489,108	495,356
Other policyholders’ funds	344,437	356,427
Note payable	595,716	595,315
Surplus note	1,073,291	1,175,119
Income taxes	24,907	147,960
Operating lease liabilities	46,852	49,565
Other liabilities	619,810	546,596
Payable under securities lending	88,579	84,876
Separate account liabilities	2,156,498	2,281,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	12,258,985	12,566,434
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2026 and 2025; issued and outstanding 30,898 shares in 2026 and 31,810 shares in 2025)	309	318
Paid-in capital	-	-
Retained earnings	2,473,436	2,416,149
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	190,796	134,594
Unrealized foreign currency translation gains (losses)	(30,952)	(15,836)
Net unrealized investment gains (losses) on available-for-sale securities	(110,635)	(89,323)
Total stockholders’ equity	2,522,954	2,445,902
Total liabilities and stockholders’ equity	$14,781,939	$15,012,336

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$877,754	$866,254	$1,748,999	$1,725,099
Ceded premiums	(442,280)	(433,408)	(857,139)	(843,930)
Net premiums	435,474	432,846	891,860	881,169
Commissions and fees	368,610	306,032	725,352	602,988
Investment income net of investment expenses	56,600	55,549	113,106	111,888
Interest expense on surplus note	(12,862)	(14,621)	(26,085)	(29,289)
Net investment income	43,738	40,928	87,021	82,599
Realized investment gains (losses)	78	(2,338)	(769)	(2,421)
Other investment gains (losses)	1,613	(528)	2,856	312
Investment gains (losses)	1,691	(2,866)	2,087	(2,109)
Other, net	15,554	16,394	31,439	33,530
Total revenues	865,067	793,334	1,737,759	1,598,177

Benefits and expenses:
Benefits and claims	147,328	152,494	318,582	327,355
Future policy benefits remeasurement (gain) loss	(5,038)	(5,895)	(12,415)	(9,168)
Amortization of deferred policy acquisition costs	85,128	80,043	169,388	158,592
Sales commissions	201,924	166,291	397,134	324,409
Insurance expenses	71,159	64,362	137,726	129,168
Insurance commissions	5,778	5,751	11,396	11,875
Interest expense	5,833	6,000	11,693	12,005
Other operating expenses	94,736	89,791	196,618	188,129
Total benefits and expenses	606,848	558,837	1,230,122	1,142,365
Income before income taxes	258,219	234,497	507,637	455,812
Income taxes	55,941	56,153	115,263	108,417
Net income	$202,278	$178,344	$392,374	$347,395

Earnings per share:
Basic earnings per share	$6.46	$5.41	$12.44	$10.47
Diluted earnings per share	$6.45	$5.40	$12.42	$10.45

Weighted-average shares used in computing earnings per share:
Basic	31,196	32,870	31,437	33,080
Diluted	31,237	32,911	31,481	33,126

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$202,278	$178,344	$392,374	$347,395
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	13,477	9,794	(27,678)	46,719
Reclassification adjustment for investment (gains) losses included in net income	(78)	1,566	769	1,645
Effect of change in discount rate assumptions on the liability for future policy benefits	(42,344)	4,406	70,976	(63,047)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(7,565)	21,388	(15,116)	20,964
Total other comprehensive income (loss) before income taxes	(36,510)	37,154	28,951	6,281
Income tax expense (benefit) related to items of other comprehensive income (loss)	(6,365)	3,604	9,177	(2,689)
Other comprehensive income (loss), net of income taxes	(30,145)	33,550	19,774	8,970
Total comprehensive income (loss)	$172,133	$211,894	$412,148	$356,365

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$313	$331	$318	$334
Repurchases of common stock	(5)	(5)	(10)	(9)
Net issuance of common stock	1	-	1	1
Balance, end of period	309	326	309	326

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,938	3,804	19,207	19,055
Net issuance of common stock	(1)	-	(1)	(1)
Repurchases of common stock	(4,937)	(3,804)	(19,206)	(19,054)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,440,207	2,253,434	2,416,149	2,231,483
Net income	202,278	178,344	392,374	347,395
Dividends	(37,480)	(34,209)	(75,597)	(68,945)
Repurchases of common stock	(131,569)	(126,574)	(259,490)	(238,938)
Balance, end of period	2,473,436	2,270,995	2,473,436	2,270,995

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	79,354	2,644	29,435	27,224
Effect of change in discount rate assumptions on the liability for future policy benefits	(32,996)	3,028	56,202	(50,207)
Change in foreign currency translation adjustment	(7,565)	21,388	(15,116)	20,964
Change in net unrealized investment gains (losses) during the period	10,416	9,134	(21,312)	38,213
Balance, end of period	49,209	36,194	49,209	36,194

Total stockholders’ equity	$2,522,954	$2,307,515	$2,522,954	$2,307,515

Dividends declared per share	$1.20	$1.04	$2.40	$2.08

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six months ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$392,374	$347,395
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	91,855	93,709
Deferral of policy acquisition costs	(252,522)	(275,342)
Amortization of deferred policy acquisition costs	169,388	158,592
Change in income taxes	(93,968)	(49,947)
Investment (gains) losses	(2,087)	2,109
Accretion and amortization of investments	(1,582)	(1,579)
Depreciation and amortization	7,901	10,024
Change in reinsurance recoverables	72,995	88,798
Change in agent balances, due premiums and other receivables	(16,215)	(12,825)
Trading securities sold, matured, called or (acquired), net	(19,737)	123
Share-based compensation	15,551	15,477
Change in other operating assets and liabilities, net	(13,343)	(16,492)
Net cash provided by (used in) operating activities	350,610	360,042

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	3,030	1,329
Fixed-maturity securities — matured or called	297,185	235,712
Equity securities — sold	-	26
Equity securities — matured or called	-	1,829
Available-for-sale investments acquired:
Fixed-maturity securities	(539,815)	(326,997)
Short-term investments	(4,950)	-
Equity securities — acquired	(123)	(112)
Purchases of property and equipment and other investing activities, net	(35,795)	(12,258)
Cash collateral received (returned) on loaned securities, net	3,703	(2,609)
Sales (purchases) of short-term investments using securities lending collateral, net	(3,703)	2,609
Cash received from redemption of deposit asset	131,418	-
Net cash provided by (used in) investing activities	(149,050)	(100,471)

Cash flows from financing activities:
Dividends paid	(75,597)	(68,945)
Common stock repurchased	(270,227)	(247,098)
Excise tax paid on common stock repurchased	(4,208)	(3,910)
Tax withholdings on share-based compensation	(6,061)	(8,655)
Finance leases	(117)	(137)
Net cash provided by (used in) financing activities	(356,210)	(328,745)
Effect of foreign exchange rate changes on cash	(1,394)	2,551
Change in cash and cash equivalents	(156,044)	(66,623)
Cash and cash equivalents, beginning of period	756,227	687,821
Cash and cash equivalents, end of period	$600,183	$621,198

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of June 30, 2026 and December 31, 2025, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

(2) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(7,565)	$21,388	$(15,116)	$20,964
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(7,565)	$21,388	$(15,116)	$20,964
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$13,477	$9,794	$(27,678)	$46,719
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	2,999	1,897	(5,758)	9,806
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	10,478	7,897	(21,920)	36,913

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(78)	1,566	769	1,645
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(16)	329	161	345
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(62)	1,237	608	1,300
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$10,416	$9,134	$(21,312)	$38,213
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$(42,344)	$4,406	$70,976	$(63,047)
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	(9,348)	1,378	14,774	(12,840)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$(32,996)	$3,028	$56,202	$(50,207)

(3) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2025 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment:
Total revenues	$443,605	$441,834	$908,240	$899,676
Benefits and expenses:
Benefits and claims	144,174	148,725	311,425	319,968
Future policy benefits remeasurement (gain) loss	(4,858)	(5,743)	(12,422)	(9,145)
Amortization of DAC	83,567	78,386	166,234	155,308
Insurance expenses	70,020	63,216	135,399	126,861
Insurance commissions	2,223	2,238	4,265	4,887
Total benefits and expenses	295,126	286,822	604,901	597,879
Income before income taxes	$148,479	$155,012	$303,339	$301,797

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Investment and Savings Products segment:
Total revenues	$360,518	$298,298	$711,164	$589,109
Expenses:
Amortization of DAC	1,304	1,368	2,638	2,705
Insurance commissions	3,450	3,468	6,907	6,745
Sales commissions:
Sales-based	95,816	82,935	190,984	160,202
Asset-based	100,677	78,010	196,037	154,256
Other operating expenses:
Fees based on client asset values	14,493	11,404	27,780	22,319
Fees based on fee-generating positions	10,553	11,015	21,674	23,425
Other expenses	30,010	30,677	60,029	58,766
Total expenses	256,303	218,877	506,049	428,418
Income before income taxes	$104,215	$79,421	$205,115	$160,691

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$60,944	$53,202	$118,355	$109,392
Benefits and expenses:
Benefits and claims	3,154	3,769	7,157	7,387
Future policy benefits remeasurement (gain) loss	(180)	(152)	7	(23)
Amortization of DAC	257	289	516	579
Insurance expenses	1,139	1,146	2,327	2,307
Insurance commissions	105	45	224	243
Sales commissions	5,431	5,346	10,113	9,951
Interest expense	5,833	6,000	11,693	12,005
Other operating expenses	39,680	36,695	87,135	83,619
Total benefits and expenses	55,419	53,138	119,172	116,068
Income (loss) before income taxes	$5,525	$64	$(817)	$(6,676)

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenues:
Term Life Insurance segment	$443,605	$441,834	$908,240	$899,676
Investment and Savings Products segment	360,518	298,298	711,164	589,109
Corporate and Other Distributed Products segment	60,944	53,202	118,355	109,392
Total revenues	$865,067	$793,334	$1,737,759	$1,598,177

Income (loss) before income taxes:
Term Life Insurance segment	$148,479	$155,012	$303,339	$301,797
Investment and Savings Products segment	104,215	79,421	205,115	160,691
Corporate and Other Distributed Products segment	5,525	64	(817)	(6,676)
Total income before income taxes	$258,219	$234,497	$507,637	$455,812

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

(4) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$8,935	$13	$(120)	$8,828
Foreign government	163,667	1,581	(5,524)	159,724
States and political subdivisions	134,946	1,263	(11,013)	125,196
Corporates	2,266,740	18,194	(84,283)	2,200,651
Residential mortgage-backed securities	694,542	4,219	(53,146)	645,615
Commercial mortgage-backed securities	85,346	54	(6,976)	78,424
Other asset-backed securities	257,784	375	(4,915)	253,244
Total fixed-maturity securities	3,611,960	25,699	(165,977)	3,471,682
Short-term investments	4,953	-	(3)	4,950
Total fixed-maturity securities and short-term investments	$3,616,913	$25,699	$(165,980)	$3,476,632

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,814	$65	$(137)	$9,742
Foreign government	173,732	1,587	(6,286)	169,033
States and political subdivisions	136,996	953	(11,017)	126,932
Corporates	2,042,691	27,386	(74,204)	1,995,873
Residential mortgage-backed securities	687,149	5,892	(47,176)	645,865
Commercial mortgage-backed securities	92,035	120	(7,123)	85,032
Other asset-backed securities	236,201	816	(4,248)	232,769
Total fixed-maturity securities	$3,378,618	$36,819	$(150,191)	$3,265,246

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of June 30, 2026 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$352,746	$352,282
Due after one year through five years	881,426	857,487
Due after five years through 10 years	668,642	649,308
Due after 10 years	671,474	635,322
	2,574,288	2,494,399
Mortgage- and asset-backed securities	1,037,672	977,283
Total AFS fixed-maturity securities	$3,611,960	$3,471,682

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best Company, Inc. (“AM Best”) was A+ as of June 30, 2026.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of June 30, 2026, the LLC Note had an estimated unrealized holding loss of $36.9 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of June 30, 2026 and December 31, 2025, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $8.1 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $88.6 million and $84.9 million as of June 30, 2026 and December 31, 2025, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Fixed-maturity securities (available-for-sale)	$40,394	$34,346	$78,528	$67,859
Fixed-maturity security (held-to-maturity)	12,862	14,621	26,085	29,289
Equity securities	329	315	651	630
Policy loans and other invested assets	201	482	874	1,514
Cash, cash equivalents and short-term investments	4,838	5,959	11,028	12,478
Total return on deposit asset underlying 10% coinsurance agreement (1)	-	1,918	-	4,306
Gross investment income	58,624	57,641	117,166	116,076
Investment expenses	(2,024)	(2,092)	(4,060)	(4,188)
Investment income net of investment expenses	56,600	55,549	113,106	111,888
Interest expense on surplus note	(12,862)	(14,621)	(26,085)	(29,289)
Net investment income	$43,738	$40,928	$87,021	$82,599

(1)
Includes $0.2 million and $0.7 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and six months ended June 30, 2025, respectively. There were no net gains (losses) recognized for the three and six months ended June 30, 2026 as the deposit asset was redeemed effective January 1, 2026. See Note 5 (Fair Value of Financial Instruments) for more information.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$117	$410	$202	$428
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(39)	(1,976)	(971)	(2,073)
Gross losses from sales, maturities and calls of equity securities	-	(772)	-	(776)
Net realized investment gains (losses):	78	(2,338)	(769)	(2,421)
Other investment gains (losses):
Market gains (losses) recognized in net income during the period on equity securities	1,450	(602)	2,706	226
Gains (losses) from equity method investments	134	60	138	60
Gains (losses) from bifurcated options	24	10	4	15
Gains (losses) on trading securities	5	4	8	11
Other investment gains (losses):	1,613	(528)	2,856	312
Investment gains (losses)	$1,691	$(2,866)	$2,087	$(2,109)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Proceeds from sales or other redemptions	$145,530	$137,000	$300,215	$237,041

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2026 and December 31, 2025, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$1,815	$(4)	$5,032	$(116)
Foreign government	23,446	(279)	70,565	(5,245)
States and political subdivisions	8,550	(569)	96,172	(10,444)
Corporates	635,294	(9,026)	783,776	(75,257)
Residential mortgage-backed securities	135,432	(1,709)	285,402	(51,437)
Commercial mortgage-backed securities	5,026	(27)	66,038	(6,949)
Other asset-backed securities	116,049	(1,029)	68,409	(3,886)
Total fixed-maturity securities	925,612	(12,643)	1,375,394	(153,334)
Short-term investments:
Foreign government	4,950	(3)	-	-
Total short-term investments	4,950	(3)	-	-
Total fixed-maturity securities and short-term investments	$930,562	$(12,646)	$1,375,394	$(153,334)

	December 31, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,867	$(137)
Foreign government	41,809	(1,307)	59,087	(4,979)
States and political subdivisions	6,321	(159)	98,912	(10,858)
Corporates	233,831	(3,593)	901,906	(70,611)
Residential mortgage-backed securities	72,537	(463)	316,741	(46,713)
Commercial mortgage-backed securities	2,471	(26)	71,490	(7,097)
Other asset-backed securities	24,950	(485)	88,159	(3,763)
Total fixed-maturity securities	$381,919	$(6,033)	$1,542,162	$(144,158)

The amortized cost of AFS securities with a cost basis in excess of their fair values was $2,471.9 million and $2,074.3 million as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, no allowance for credit losses was recorded for AFS securities. The allowance for credit losses for AFS securities was $0.7 million as of December 31, 2025. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we had no present intention to dispose of them as of the respective balance sheet dates.

We did not recognize any credit losses on AFS securities for the three and six months ended June 30, 2026 and 2025 in the unaudited condensed consolidated statements of income. When we do recognize credit losses on securities, it is due to: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell); (ii) adverse credit events indicating that we will not receive the security’s contractual cash flows when contractually due, such as news of an impending filing for bankruptcy; (iii) analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and (iv) analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default.

Tax Equity Investment. In the second quarter of 2026, the Company entered into a $110.0 million tax equity investment transaction for the purpose of obtaining federal income tax credits, other income tax benefits, and other investment income in the form of cash distributions through an interest in a newly-constructed solar energy generation facility operated by an independent power producer. As part of the tax equity investment transaction, the Company acquired an equity interest in a pass-through entity that then obtained an indirect ownership interest in a solar energy generation facility (collectively, the “2026 Tax Equity Investment”). The pass-through entity is a VIE that is managed by an independent capital management firm. We are not the primary beneficiary of the pass-through entity because we do not have the power to direct the activities that most significantly impact its economic performance. Accordingly, we do not consolidate the pass-through entity in our financial statements.

The carrying value of the 2026 Tax Equity Investment, net of amortization, was $64.3 million as of June 30, 2026 and is included in Policy loans and other invested assets in our unaudited condensed consolidated balance sheets. During the three months ended June 30, 2026, we paid $22.0 million in capital contributions for the 2026 Tax Equity Investment. We have recognized our remaining funding commitment of $88.0 million as of June 30, 2026 in Other liabilities in our unaudited condensed consolidated balance sheets. We expect to fulfill our remaining funding commitment by early 2027.

The 2026 Tax Equity Investment will generate a return for the Company through the receipt of federal income tax credits, other income tax benefits and other non-income tax-related benefits that are primarily net investment income in the form of cash distributions. We have elected to apply the proportional amortization method (“PAM”) accounting for these types of investments. In accordance with PAM accounting, the Company amortizes the cost of its tax equity investments (less residual value) in Income taxes in our unaudited condensed consolidated statements of income based on the proportion of the income tax credits and other income tax benefits received during the period to the total income tax credits and other income tax benefits expected to be received over the life of the investment. The income tax credits and other income tax benefits generated by the investment are recognized as a reduction in Income taxes in our unaudited condensed consolidated statements of income. We recognize our capital contributions for the tax equity investment in Purchases of property and equipment and other investing activities, net within Net cash flows provided by (used in) investing activities, and we recognize the reduction of income tax payments in Change in income taxes within Net cash flows provided by (used in) operating activities in our unaudited condensed consolidated statements of cash flows. Other net investment income generated by the tax equity investment is recognized when the cash distribution is realized or realizable in Investment income net of investment expenses in our unaudited condensed consolidated statements of income.

During the three and six months ended June 30, 2026, the Company recognized income tax benefits of $50.3 million, which were offset by amortization of the 2026 Tax Equity Investment recognized within Income tax expense of $45.7 million. There was no non-income tax-related activity from the 2026 Tax Equity Investment during the three and six months ended June 30, 2026.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of June 30, 2026 and December 31, 2025. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$8,828	$-	$8,828
Foreign government	-	159,724	-	159,724
States and political subdivisions	-	125,196	-	125,196
Corporates	2,665	2,197,986	-	2,200,651
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	645,615	-	645,615
Commercial mortgage-backed securities	-	78,424	-	78,424
Other asset-backed securities	-	253,244	-	253,244
Total available-for-sale fixed-maturity securities	2,665	3,469,017	-	3,471,682
Short-term investments	-	4,950	-	4,950
Total available-for-sale securities	2,665	3,473,967	-	3,476,632
Equity securities	29,265	-	-	29,265
Trading securities	-	32,376	-	32,376
Cash and cash equivalents	540,540	59,643	-	600,183
Separate accounts	-	2,156,498	-	2,156,498
Total fair value assets	$572,470	$5,722,484	$-	$6,294,954
Fair value liabilities:
Separate accounts	$-	$2,156,498	$-	$2,156,498
Total fair value liabilities	$-	$2,156,498	$-	$2,156,498

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,742	$-	$9,742
Foreign government	-	169,033	-	169,033
States and political subdivisions	-	126,932	-	126,932
Corporates	3,748	1,992,125	-	1,995,873
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	645,865	-	645,865
Commercial mortgage-backed securities	-	83,456	1,576	85,032
Other asset-backed securities	-	232,769	-	232,769
Total available-for-sale fixed-maturity securities	3,748	3,259,922	1,576	3,265,246
Equity securities	26,433	-	-	26,433
Trading securities	-	12,801	-	12,801
Cash and cash equivalents	756,227	-	-	756,227
Separate accounts	-	2,281,520	-	2,281,520
Total fair value assets	$786,408	$5,554,243	$1,576	$6,342,227
Fair value liabilities:
Separate accounts	$-	$2,281,520	$-	$2,281,520
Total fair value liabilities	$-	$2,281,520	$-	$2,281,520

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

The rollforward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended June 30,		Six months ended June 30, (1)
	2026	2025	2026	2025
	(In thousands)
Level 3 assets, beginning of period	$12,500	$1,601	$1,576	$1,543
Net unrealized gains (losses) included in other comprehensive income (loss)	(55)	-	(55)	-
Investment gains (losses) and accretion (amortization) recognized in earnings	-	(772)	(885)	(714)
Purchases	-	-	12,500	-
Sales	-	-	(691)	-
Settlements	-	(829)	-	(829)
Transfers out of Level 3	(12,445)	-	(12,445)	-
Level 3 assets, end of period	$-	$-	$-	$-
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. Transfers of investments that enter and exit Level 3 in different quarters within the same year are not eliminated until the full year amounts are presented. Such transfers within the same year generally include purchases of new debt issuances during the quarter that do not yet have independent pricing quotes available as of the end of the quarter but are transferred to Level 2 when independent pricing quotes become available the next quarter within the same year. There were no material transfers into or out of Level 3 during the three and six months ended June 30, 2026 and 2025.

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2026		December 31, 2025
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,471,682	$3,471,682	$3,265,246	$3,265,246
Fixed-maturity security (held-to-maturity) (1)	1,073,520	1,036,619	1,175,380	1,153,047
Short-term investments (available-for-sale)	4,950	4,950	-	-
Equity securities	29,265	29,265	26,433	26,433
Trading securities	32,376	32,376	12,801	12,801
Policy loans (1)	48,396	48,396	47,583	47,583
Deposit asset underlying 10% coinsurance agreement (1)(2)	-	-	131,418	131,418
Separate accounts	2,156,498	2,156,498	2,281,520	2,281,520
Liabilities:
Note payable (3)(4)	$595,716	$539,627	$595,315	$543,461
Surplus note (1)(3)	1,073,291	1,035,912	1,175,119	1,150,995
Separate accounts	2,156,498	2,156,498	2,281,520	2,281,520

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

Details on in-force life insurance were as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Direct life insurance in-force	$969,917,400	$969,529,768
Amounts ceded to other companies	(827,436,827)	(827,832,374)
Net life insurance in-force	$142,480,573	$141,697,394
Percentage of reinsured life insurance in-force	85%	85%

Benefits and claims ceded to reinsurers during the three and six months ended June 30, 2026 were $381.7 million and $730.2 million, respectively, compared to $379.6 million and $732.6 million, respectively, for the three and six months ended June 30, 2025.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	June 30, 2026		December 31, 2025
	Reinsurance recoverables	AM Best rating	Reinsurance recoverables	AM Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (IPO coinsurance) (1)	$1,885,498	A+	$1,976,512	A+
Munich Re of Malta (1)(2)	189,670	NR	200,362	NR
American Health and Life Insurance Company (1)	116,039	B++	121,666	B++
SCOR Global Life Reinsurance Companies (3)	115,019	A	119,615	A
Swiss Re Life & Health America Inc. (4)	45,584	A+	44,726	A+
RGA Reinsurance Company	45,449	A+	40,043	A+
Korean Reinsurance Company	34,426	A	30,372	A
Munich American Reassurance Company	16,483	A+	25,306	A+
All other reinsurers	4,111	-	7,845	-
Allowance for credit losses	(1,534)		(1,495)
Reinsurance recoverables	$2,450,745		$2,564,952

NR – not rated by AM Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of June 30, 2026.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$1,446	$1,104	$1,495	$1,215
Current period (benefit) provision for expected credit losses	88	78	39	(33)
Balance, at the end of period	$1,534	$1,182	$1,534	$1,182

(7) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Six months ended		Year ended
	June 30, 2026		December 31, 2025
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,845,442	$55,139	$3,608,599	$55,303
Capitalization	254,798	1,381	540,952	2,547
Amortization	(166,234)	(2,638)	(316,411)	(5,381)
Foreign exchange translation and other	(9,473)	(1,830)	12,302	2,670
DAC balance, at the end of period	$3,924,533	$52,052	$3,845,442	$55,139

Reconciliation of DAC by product was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$3,924,533	$3,845,442
Segregated Funds (Canada)	52,052	55,139
Other	14,901	15,417
Total DAC, net	$3,991,486	$3,915,998

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the six months ended June 30, 2026 and 2025.

(8) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	June 30, 2026	December 31, 2025
	(In thousands)
Fixed-income securities	$601,237	$620,931
Equity securities	1,504,136	1,595,934
Cash and cash equivalents	96,176	69,952
Due to/from funds	(45,073)	(5,318)
Other	22	21
Total separate account assets	$2,156,498	$2,281,520

The following table represents the balances of and changes in separate account liabilities:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
	(In thousands)
Separate account liabilities balance, beginning of period	$2,281,520	$2,209,287
Premiums, deposits and transfers	80,321	174,693
Surrenders, withdrawals and transfers	(216,831)	(424,337)
Investment performance	116,015	273,108
Management fees and other charges	(27,338)	(59,942)
Foreign exchange translation	(77,189)	108,711
Separate account liabilities balance, end of period	$2,156,498	$2,281,520
Cash surrender value	$2,130,080	$2,250,638

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

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Six months ended June 30,
	2026	2025
	(In thousands)
Policy claims and other benefits payable, beginning of period	$495,356	$488,350
Less reinsured policy claims and other benefits payable	529,936	518,210
Net balance, beginning of period	(34,580)	(29,860)
Incurred related to current year	139,118	131,009
Incurred related to prior years (1)	(5,889)	(448)
Total incurred	133,229	130,561
Claims paid related to current year, net of reinsured policy claims received	(187,555)	(168,712)
Reinsured policy claims received related to prior years, net of claims paid	56,926	47,541
Total paid	(130,629)	(121,171)
Foreign currency translation	(247)	305
Net balance, end of period	(32,227)	(20,165)
Add reinsured policy claims and other benefits payable	521,335	527,718
Balance, end of period	$489,108	$507,553
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

(10) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
	(In thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$14,067,204	$13,854,794
Balance at original discount rate, beginning of period	14,051,078	14,233,996
Effect of changes in cash flow assumptions	(151)	(354,521)
Effect of actual variances from expected experience	(221,639)	(384,313)
Adjusted balance, beginning of period	13,829,288	13,495,162
Issuances	855,799	1,651,384
Interest accrual at original discount rate	309,722	627,419
Net premiums collected	(890,150)	(1,770,529)
Foreign currency translation	(36,825)	47,642
Expected net premiums at original discount rate, end of period	14,067,834	14,051,078
Effect of changes in discount rate assumptions	(171,811)	16,126
Expected net premiums at then current discount rate, end of period	$13,896,023	$14,067,204

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,681,705	$20,155,487
Balance at original discount rate, beginning of period	20,742,060	20,763,900
Effect of changes in cash flow assumptions	(146)	(436,663)
Effect of actual variances from expected experience	(250,755)	(426,822)
Adjusted balance, beginning of period	20,491,159	19,900,415
Issuances	854,643	1,655,501
Interest accrual at original discount rate	477,902	958,540
Benefit payments	(918,565)	(1,846,085)
Foreign currency translation	(55,936)	73,689
Expected future policy benefits at original discount rate, end of period	20,849,203	20,742,060
Effect of changes in discount rate assumptions	(350,639)	(60,355)
Expected future policy benefits at then current discount rate, end of period	$20,498,564	$20,681,705

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
	Term Life Insurance
LFPB	$6,602,541	$6,614,501
Less: reinsurance recoverables	2,435,774	2,550,187
Net LFPB, after reinsurance recoverables	$4,166,767	$4,064,314
Weighted-average duration of net LFPB (in years)	8.4	8.3

During the three and six months ended June 30, 2026, we recognized a remeasurement gain, consisting of experience variances, of $4.9 million and $12.4 million, respectively, for the Term Life Insurance segment, with a corresponding decrease to the LFPB, net of reinsurance. The remeasurement gains recognized were largely due to higher policy lapses and lower mortality experience during the periods versus our current actuarial assumptions. We continue to monitor and evaluate current experience as we approach our upcoming annual actuarial assumption review during the third quarter of 2026.

There were no significant changes to the inputs, judgments, assumptions, or methods used in measuring the LFPB during the three and six months ended June 30, 2026 and 2025.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and six months ended June 30, 2026 and 2025.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$6,602,541	$6,614,501
Other	200,823	203,678
Total	$6,803,364	$6,818,179

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$2,435,774	$2,550,187
Other	14,971	14,765
Total	$2,450,745	$2,564,952

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	June 30, 2026		December 31, 2025
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$34,275,032	$20,498,564	$34,009,893	$20,681,706
Expected future gross premiums	$39,536,069	$26,880,097	$39,384,920	$27,195,943

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance
Gross premiums	$873,604	$861,919	$1,740,807	$1,716,350
Interest accretion (expense)	$(84,308)	$(82,616)	$(168,180)	$(164,614)

The weighted-average discount rates were as follows:

	June 30, 2026	December 31, 2025
Term Life Insurance
Original discount rate	4.98%	5.00%
Current discount rate	5.75%	5.72%

There were no changes to the methods used to determine the discount rates during the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

(11) Debt

Notes Payable. As of June 30, 2026, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”) that are scheduled to mature on November 19, 2031 and bear interest at an annual interest rate of 2.80%. As of June 30, 2026, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and six months ended June 30, 2026.

Further discussion on the Company’s Senior Notes is included in Note 12 (Debt) to our consolidated financial statements within our 2025 Annual Report.

Surplus Note. As of June 30, 2026, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.1 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 4 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility, which had a previously-scheduled termination date of June 22, 2026, was renewed on June 2, 2026. The new termination date is June 2, 2031. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.080% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and six months ended June 30, 2026, no amounts were outstanding under the Revolving Credit Facility, and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2026.

(12) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Six months ended June 30,
	2026	2025
	(In thousands)
Common stock, beginning of period	31,810	33,368
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	131	109
Common stock retired	(1,043)	(932)
Common stock, end of period	30,898	32,545

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of June 30, 2026, we had a total of 177,136 RSUs and director deferred shares outstanding and 40,520 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for discussion of the PSU award structure.

On November 19, 2025, our Board of Directors (“Board”) authorized, and the Company announced, a share repurchase program for up to $475.0 million of our outstanding common stock for purchases from November 19, 2025 through December 31, 2026 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,019,095 shares of our common stock in the open market for an aggregate purchase price of $270.2 million through June 30, 2026. Approximately $204.8 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of June 30, 2026.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$202,278	$178,344	$392,374	$347,395
Income attributable to unvested participating securities	(684)	(572)	(1,309)	(1,158)
Net income used in calculating basic EPS	$201,594	$177,772	$391,065	$346,237
Denominator:
Weighted-average vested shares	31,196	32,870	31,437	33,080
Basic EPS	$6.46	$5.41	$12.44	$10.47

Diluted EPS:
Numerator:
Net income	$202,278	$178,344	$392,374	$347,395
Income attributable to unvested participating securities	(683)	(571)	(1,308)	(1,156)
Net income used in calculating diluted EPS	$201,595	$177,773	$391,066	$346,239
Denominator:
Weighted-average vested shares	31,196	32,870	31,437	33,080
Dilutive effect of incremental shares to be issued for contingently-issuable shares	41	41	44	46
Weighted-average shares used in calculating diluted EPS	31,237	32,911	31,481	33,126
Diluted EPS	$6.45	$5.40	$12.42	$10.45

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Equity awards expense recognized	$2,958	$2,226	$15,551	$15,477
Equity awards expense deferred	1,980	1,577	3,656	3,580

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

The following table summarizes non-cash share-based compensation expense by segment included in net income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment	$503	$317	$2,640	$2,221
Investment and Savings Products segment	935	666	3,155	1,886
Corporate and Other Distributed Products segment	1,520	1,243	9,756	11,370
Total non-cash share-based compensation expense	$2,958	$2,226	$15,551	$15,477

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,243	$12,221	$22,518	$24,966
Total segment revenues from contracts with customers	11,243	12,221	22,518	24,966
Revenues from sources other than contracts with customers	432,362	429,613	885,722	874,710
Total Term Life Insurance segment revenues	$443,605	$441,834	$908,240	$899,676

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$135,509	$115,933	$271,864	$227,204
Asset-based revenues	184,755	141,811	359,106	280,941
Account-based revenues	24,118	24,394	47,737	48,588
Other, net	3,293	3,236	6,598	6,568
Total segment revenues from contracts with customers	347,675	285,374	685,305	563,301
Revenues from sources other than contracts with customers (segregated funds we underwrite)	12,843	12,924	25,859	25,808
Total Investment and Savings Products segment revenues	$360,518	$298,298	$711,164	$589,109

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$11,385	$10,970	$20,786	$20,447
Other, net	1,018	937	2,323	1,996
Total segment revenues from contracts with customers	12,403	11,907	23,109	22,443
Revenues from sources other than contracts with customers	48,541	41,295	95,246	86,949
Total Corporate and Other Distributed Products segment revenues	$60,944	$53,202	$118,355	$109,392

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$53,278	$57,331	$54,321	$58,079
Commissions revenue	5,710	5,793	10,636	11,077
Less: collections	(6,338)	(6,309)	(12,307)	(12,341)
Balance, at the end of period	$52,650	$56,815	$52,650	$56,815

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2025 to June 30, 2026. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2025 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

Term Life Insurance. We distribute the term life insurance products that we underwrite through our three issuing life insurance company subsidiaries: Primerica Life Insurance Company (“Primerica Life”), National Benefit Life Insurance Company (“NBLIC”), and Primerica Life Insurance Company of Canada (“Primerica Life Canada”). Policies remain in-force until the expiration of the coverage period or until the policyholder ceases to make premium payments. Our in-force term life insurance policies have level premiums for the stated term period. As such, the policyholder pays the same amount each year. Initial policy term periods are between 10 and 35 years. While premiums typically remain level during the initial term period, our claim obligations generally increase as our policyholders age. We cede a significant portion of the mortality risk of our term life insurance policies to third-party reinsurers to substantially reduce the uncertainty of our benefits and claims expense. In addition, we incur significant up-front costs in acquiring new insurance business.

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

Business Trends and Conditions

The relative strength and stability of the financial markets and economies in the United States and Canada affect our growth and profitability. Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. Economic conditions, including unemployment levels, inflation and consumer confidence, influence investment and spending decisions by middle-income consumers, who are generally our primary clients. These conditions and factors also impact prospective recruits’ perceptions of the business opportunity that becoming an independent sales representative offers. Consumer spending and borrowing levels affect how consumers evaluate their savings and debt management plans. In addition, investors’

perception of the strength of the capital markets and prospective returns impact consumer demand for the investment and savings products we distribute. We believe the economic conditions impacting middle-income households underscore their increasing need for our financial education, products and services to assist them in reaching the long-term goal of becoming financially independent.

The financial and distribution results of our operations in Canada, as reported in U.S. dollars, are affected by changes in the currency exchange rate. As a result, changes in the Canadian dollar exchange rate may significantly affect the results of our business for all amounts translated and reported in U.S. dollars.

The cumulative impact of inflation in recent years has led to an elevated cost of living for middle-income families, which may be adversely impacting persistency and demand for term life insurance policies. In the first half of 2026, policy lapse rates of term life insurance products remained above long-term historical levels and sales of new term life insurance policies were lower versus the comparable period in 2025.

Meanwhile, favorable demographic trends, robust client demand, expanded product offerings, and strong equity market performance in recent periods have provided significant momentum for our Investment and Savings Products (“ISP”) business. Despite volatility in the first half of 2026, positive equity market performance from 2024 through 2025 and into the first half of 2026 has beneficially influenced product sales and client asset values that drive revenue in the ISP segment.

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

The rise in market interest rates since the COVID-19 pandemic have largely driven the unrealized losses that have accumulated in our investment portfolio from fixed-maturity securities purchased when long-term interest rates were at historical lows. Although market interest rates edged lower at the end of 2025, interest rates increased in the first half of 2026, resulting in higher unrealized losses compared to the end of 2025. We have not recognized losses caused by interest rate volatility in the income statement for securities that we have no present intention to dispose of and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new fixed-maturity securities purchases and cash balances.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
New recruits	82,346	80,924	166,563	181,791
New life-licensed independent sales representatives	11,020	12,903	21,589	25,242

The number of new recruits increased during the three months ended June 30, 2026 compared to the same period in 2025 due to the timing of special recruiting incentives offered during April 2026. The number of new recruits decreased during the six months ended June 30, 2026 compared to the same period in 2025 likely due to headwinds presented by economic uncertainty during the six months ended June 30, 2026 that were partially offset by the timing of special recruiting incentives during the second quarter of 2026.

New life-licensed independent sales representatives decreased during the three and six months ended June 30, 2026 compared to the same periods in 2025, largely due to the decline in new recruits in recent periods as it typically takes around three months for an independent sales representative to obtain a life insurance license.

The size of the life-licensed independent sales force was as follows:

	June 30, 2026	December 31, 2025
Life-licensed independent sales representatives, at period end	148,612	151,524

The number of life-licensed independent sales representatives as of June 30, 2026 was lower compared to December 31, 2025 as the number of new life-licensed representatives did not keep pace with the level of agent non-renewal and termination activity experienced during the first six months of 2026.

Term Life Insurance Face Amount In-Force and Product Sales.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended June 30,				Six months ended June 30,
	2026	% of beginning balance	2025	% of beginning balance	2026	% of beginning balance	2025	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$965,671		$956,981		$967,612		$953,583
Net change in face amount:
Issued face amount	27,737	3%	30,292	3%	53,415	6%	58,747	6%
Terminations	(23,645)	(2)%	(24,795)	(3)%	(49,223)	(5)%	(49,775)	(5)%
Foreign currency	(1,858)	*	5,834	*	(3,899)	*	5,757	*
Net change in face amount	2,234	*	11,331	1%	293	*	14,729	2%
Face amount in-force, end of period	$967,905		$968,312		$967,905		$968,312

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three and six months ended June 30, 2026 as the face amount issued exceeded the face amount terminated. Issued face amount decreased during the 2026 periods compared to the same periods in 2025 primarily due to the decrease in the number of new policies issued as discussed below. Policy terminations also decreased during the 2026 periods compared to the same periods in 2025. During the 2026 periods, the strengthening of the U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in-force, whereas a stronger Canadian dollar relative to the U.S. dollar contributed to the increases in the face amount in-force in the 2025 periods.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average number of life-licensed independent sales representatives	149,200	152,508	149,801	152,113
Number of new policies issued	78,904	89,850	152,958	176,265
Average monthly rate of new policies issued per life-licensed independent sales representative	0.18	0.20	0.17	0.19

The average number of life-licensed independent sales representatives decreased for the three and six months ended June 30, 2026 from the same periods in 2025 as a result of the agent licensing activity discussed above.

New policies issued during the three and six months ended June 30, 2026 decreased compared to the same periods in 2025, which we believe is attributable to the lower level of newly life-licensed independent sales representatives as well as macro level uncertainty that challenged demand for new policies.

Productivity in the three and six months ended June 30, 2026, measured by the average monthly rate of new policies issued per life-licensed independent sales representative, decreased from the same periods in 2025. Lower year-over-year productivity is due to the decline in new life insurance policy sales relative to the generally stable size of the life-licensed sales force.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,482	$1,244	$238	19%	$2,943	$2,562	$381	15%
Canada retail mutual funds - with up-front sales commissions	199	168	31	18%	434	389	45	12%
Annuities and other	1,456	1,272	184	14%	2,917	2,382	535	22%
Total sales-based revenue generating product sales	3,137	2,684	453	17%	6,294	5,333	961	18%
Managed accounts	904	634	270	43%	1,725	1,231	494	40%
Canada retail mutual funds - no up-front sales commissions	282	219	63	29%	596	515	81	16%
Segregated funds	34	11	23	209%	74	29	45	155%
Total product sales	$4,357	$3,548	$809	23%	$8,689	$7,108	$1,581	22%

The rollforward of asset values in client accounts was as follows:

	Three months ended June 30,				Six months ended June 30,
	2026	% of beginning balance	2025	% of beginning balance	2026	% of beginning balance	2025	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$126,763		$109,908		$128,892		$112,082
Net change in asset values:
Inflows	4,357	3%	3,548	3%	8,689	7%	7,108	6%
Redemptions	(3,961)	(3)%	(3,063)	(3)%	(7,931)	(6)%	(6,081)	(5)%
Net flows	396	*	485	*	758	*	1,027	*
Change in fair value, net	13,201	10%	8,931	8%	11,061	9%	6,227	6%
Foreign currency, net	(318)	*	900	*	(669)	*	888	*
Net change in asset values	13,279	10%	10,316	9%	11,150	9%	8,142	7%
Asset values, end of period	$140,042		$120,224		$140,042		$120,224

* Less than 1%.

Average client asset values were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$62,298	$54,324	$7,974	15%	$61,270	$54,486	$6,784	12%
Canada retail mutual funds	18,624	15,153	3,471	23%	18,194	14,854	3,340	22%
Annuities and other	34,572	30,108	4,464	15%	33,970	30,098	3,872	13%
Managed accounts	17,760	12,167	5,593	46%	16,975	11,852	5,123	43%
Segregated funds	2,297	2,223	74	3%	2,303	2,206	97	4%
Total average client asset values	$135,551	$113,975	$21,576	19%	$132,712	$113,496	$19,216	17%

Average number of fee-generating positions was as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	Positions	%	2026	2025	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,483	2,437	46	2%	2,475	2,428	47	2%
Recordkeeping only	938	893	45	5%	931	889	42	5%
Total average number of fee-generating positions	3,421	3,330	91	3%	3,406	3,317	89	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended June 30, 2026

Product sales. Investment and savings product sales increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The growth in product sales was driven by our clients’ strong demand for retirement savings products, positive investor sentiment, and the effect of enhanced product offerings we have rolled out in recent years. At a product level, managed accounts product sales increased, fueled by continued strength in investor demand for these products as well as the expansion of investment strategies offered on our advisory platform. U.S. retail mutual fund sales experienced strong growth that was also boosted by favorable seasonal trends combined with sales force initiatives emphasizing the benefits of long-term investing. In addition, variable annuity product sales continued to grow as the guarantees offered by these products are more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates. These trends have been further aided by the growing population of investors who are reaching retirement age and seeking the protection provided by annuity products.

Rollforward of client asset values. Ending client asset values increased during the three months ended June 30, 2026 and 2025 primarily due to strong market performance during both periods.

Average client asset values. Average client asset values increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily driven by the year-over-year cumulative effect of strong market performance and net client asset inflows.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Six Months Ended June 30, 2026

Product sales. Investment and savings product sales increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Ending client asset values increased during the six months ended June 30, 2026 and 2025 primarily due to the same factors as described in the three month comparison.

Average client asset values. Average client asset values increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

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

Capital Structure. Our financial results are affected by our capital structure, which includes our senior unsecured notes (the “Senior Notes”), a redundant reserve financing transaction, our Revolving Credit Facility, and our common stock. See our unaudited condensed consolidated balance sheets, Note 11 (Debt), and Note 12 (Stockholders’ Equity) to our unaudited condensed consolidated financial statements included elsewhere in this report for more information on our capital structure.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$877,754	$866,254	$11,500	1%	$1,748,999	$1,725,099	$23,900	1%
Ceded premiums	(442,280)	(433,408)	8,872	2%	(857,139)	(843,930)	13,209	2%
Net premiums	435,474	432,846	2,628	*	891,860	881,169	10,691	1%
Commissions and fees	368,610	306,032	62,578	20%	725,352	602,988	122,364	20%
Investment income net of investment expenses	56,600	55,549	1,051	2%	113,106	111,888	1,218	1%
Interest expense on surplus note	(12,862)	(14,621)	(1,759)	(12)%	(26,085)	(29,289)	(3,204)	(11)%
Net investment income	43,738	40,928	2,810	7%	87,021	82,599	4,422	5%
Realized investment gains (losses)	78	(2,338)	2,416	*	(769)	(2,421)	1,652	*
Other investment gains (losses)	1,613	(528)	2,141	*	2,856	312	2,544	*
Investment gains (losses)	1,691	(2,866)	4,557	*	2,087	(2,109)	4,196	*
Other, net	15,554	16,394	(840)	(5)%	31,439	33,530	(2,091)	(6)%
Total revenues	865,067	793,334	71,733	9%	1,737,759	1,598,177	139,582	9%

Benefits and expenses:
Benefits and claims	147,328	152,494	(5,166)	(3)%	318,582	327,355	(8,773)	(3)%
Future policy benefits remeasurement (gain) loss	(5,038)	(5,895)	(857)	*	(12,415)	(9,168)	3,247	*
Amortization of DAC	85,128	80,043	5,085	6%	169,388	158,592	10,796	7%
Sales commissions	201,924	166,291	35,633	21%	397,134	324,409	72,725	22%
Insurance expenses	71,159	64,362	6,797	11%	137,726	129,168	8,558	7%
Insurance commissions	5,778	5,751	27	*	11,396	11,875	(479)	(4)%
Interest expense	5,833	6,000	(167)	(3)%	11,693	12,005	(312)	(3)%
Other operating expenses	94,736	89,791	4,945	6%	196,618	188,129	8,489	5%
Total benefits and expenses	606,848	558,837	48,011	9%	1,230,122	1,142,365	87,757	8%
Income before income taxes	258,219	234,497	23,722	10%	507,637	455,812	51,825	11%
Income taxes	55,941	56,153	(212)	*	115,263	108,417	6,846	6%
Net income	$202,278	$178,344	$23,934	13%	$392,374	$347,395	$44,979	13%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2026

Total revenues. Total revenues increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher commissions and fees earned in our Investment and Savings Products segment, investment gains and net investment income in our Corporate and Other Distributed Products segment, and net premiums in our Term Life Insurance segment. Further discussion related to revenue movements are discussed in detail in the Segment Results section below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 largely due to higher sales commissions in our Investment and Savings Products segment. Also contributing to the year-over-year increase were higher amortization of DAC in our Term Life Insurance segment. Insurance expenses and other operating expenses increased in the 2026 period compared to the 2025 period primarily due to higher growth-related costs, employee compensation, and technology investments. The increases in total benefits and expenses were partially offset by lower benefits and claims in our Term Life Insurance segment. Further discussion related to benefits and expenses movements are discussed in detail in the Segment Results section below.

Income taxes. The effective income tax rate was 21.7% for the three months ended June 30, 2026 compared to the effective income tax rate of 23.9% for the three months ended June 30, 2025. The decrease in the effective income tax rate during the 2026 period was primarily driven by a decrease in the estimated annual effective tax rate due to the expected realization of federal income tax benefits in 2026 related to the tax equity investment that occurred in the second quarter of 2026, net of the related investment amortization. For more information on the tax equity investment and its impact on income taxes, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Results for the Six Months Ended June 30, 2026

Total revenues. Total revenues increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Income taxes. The effective income tax rate was 22.7% for the six months ended June 30, 2026 compared to the effective income tax rate of 23.8% for the six months ended June 30, 2025. The decrease in the effective income tax rate during the 2026 period was primarily due to the same factor as described in the three month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$873,604	$861,919	$11,685	1%	$1,740,807	$1,716,350	$24,457	1%
Ceded premiums	(441,242)	(432,306)	8,936	2%	(855,085)	(841,640)	13,445	2%
Net premiums	432,362	429,613	2,749	*	885,722	874,710	11,012	1%
Other, net	11,243	12,221	(978)	(8)%	22,518	24,966	(2,448)	(10)%
Total revenues	443,605	441,834	1,771	*	908,240	899,676	8,564	*
Benefits and expenses:
Benefits and claims	144,174	148,725	(4,551)	(3)%	311,425	319,968	(8,543)	(3)%
Future policy benefits remeasurement (gain) loss	(4,858)	(5,743)	(885)	*	(12,422)	(9,145)	3,277	*
Amortization of DAC	83,567	78,386	5,181	7%	166,234	155,308	10,926	7%
Insurance expenses	70,020	63,216	6,804	11%	135,399	126,861	8,538	7%
Insurance commissions	2,223	2,238	(15)	*	4,265	4,887	(622)	(13)%
Total benefits and expenses	295,126	286,822	8,304	3%	604,901	597,879	7,022	1%
Income before income taxes	$148,479	$155,012	$(6,533)	(4)%	$303,339	$301,797	$1,542	*

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2026

Net premiums. Direct premiums increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business compared to the prior year period. This increase was partially offset by an increase in ceded premiums, which includes $9.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $1.0 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 despite the increase in net premiums. Higher ceded premiums for YRT reinsurance as noted above contributed to the decrease in benefits and claims expense. As the Company cedes higher premiums to YRT reinsurers, it also cedes higher future policy benefits reserves to the YRT reinsurers, which effectively offsets the net amount of benefits and claims expense recognized.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and represents differences in experience variances that occurred in each period. The future policy benefits remeasurement gains in both periods are largely from better mortality and lower reserves benefiting from elevated lapse experience compared to our future policy benefit reserve assumptions.

Amortization of DAC. Amortization of DAC increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to growth in the in-force book of business compared to the prior year period.

Insurance expenses. Insurance expenses increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher technology investments, employee compensation, other variable expenses to support recruiting and licensing initiatives, and premium growth-related costs.

Results for the Six Months Ended June 30, 2026

Net premiums. Direct premiums increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business compared to the prior year period. This increase was partially offset by an increase in ceded premiums, which includes $17.3 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, and was reduced by $3.9 million in lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and represents differences in experience variances that occurred in each period, due to the same factors as described in the three month comparison.

Amortization of DAC. Amortization of DAC increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Insurance expenses. Insurance expenses increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$135,509	$115,933	$19,576	17%	$271,864	$227,204	$44,660	20%
Asset-based revenues	197,598	154,735	42,863	28%	384,965	306,749	78,216	25%
Account-based revenues	24,118	24,394	(276)	(1)%	47,737	48,588	(851)	(2)%
Other, net	3,293	3,236	57	2%	6,598	6,568	30	*
Total revenues	360,518	298,298	62,220	21%	711,164	589,109	122,055	21%
Expenses:
Amortization of DAC	1,304	1,368	(64)	(5)%	2,638	2,705	(67)	(2)%
Insurance commissions	3,450	3,468	(18)	*	6,907	6,745	162	2%
Sales commissions:
Sales-based	95,816	82,935	12,881	16%	190,984	160,202	30,782	19%
Asset-based	100,677	78,010	22,667	29%	196,037	154,256	41,781	27%
Other operating expenses	55,056	53,096	1,960	4%	109,483	104,510	4,973	5%
Total expenses	256,303	218,877	37,426	17%	506,049	428,418	77,631	18%
Income before income taxes	$104,215	$79,421	$24,794	31%	$205,115	$160,691	$44,424	28%

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2026

Commissions and fees. Commissions and fees increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily driven by higher asset-based and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in the 2026 period compared to the same period in 2025 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed accounts and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of strong growth in product sales for U.S. retail mutual funds and variable annuities.

Sales commissions. The increases in asset-based commissions and sales-based commissions for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 were largely in line with the increases in asset-based revenues and sales-based revenues, respectively.

Other operating expenses. Other operating expenses for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025 largely due to higher variable growth-related costs.

Results for the Six Months Ended June 30, 2026

Commissions and fees. Commissions and fees increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Sales commissions. The increases in asset-based commissions and sales-based commissions for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 were primarily due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 largely due to the same factors as described in the three month comparison.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,150	$4,335	$(185)	(4)%	$8,192	$8,749	$(557)	(6)%
Ceded premiums	(1,038)	(1,102)	(64)	(6)%	(2,054)	(2,290)	(236)	(10)%
Net premiums	3,112	3,233	(121)	(4)%	6,138	6,459	(321)	(5)%
Commissions and fees	11,385	10,970	415	4%	20,786	20,447	339	2%
Investment income net of investment expenses	56,600	55,549	1,051	2%	113,106	111,888	1,218	1%
Interest expense on surplus note	(12,862)	(14,621)	(1,759)	(12)%	(26,085)	(29,289)	(3,204)	(11)%
Net investment income	43,738	40,928	2,810	7%	87,021	82,599	4,422	5%
Realized investment gains (losses)	78	(2,338)	2,416	*	(769)	(2,421)	1,652	*
Other investment gains (losses)	1,613	(528)	2,141	*	2,856	312	2,544	*
Investment gains (losses)	1,691	(2,866)	4,557	*	2,087	(2,109)	4,196	*
Other, net	1,018	937	81	9%	2,323	1,996	327	16%
Total revenues	60,944	53,202	7,742	15%	118,355	109,392	8,963	8%
Benefits and expenses:
Benefits and claims	3,154	3,769	(615)	(16)%	7,157	7,387	(230)	(3)%
Future policy benefits remeasurement (gain) loss	(180)	(152)	28	*	7	(23)	30	*
Amortization of DAC	257	289	(32)	(11)%	516	579	(63)	(11)%
Insurance expenses	1,139	1,146	(7)	*	2,327	2,307	20	*
Insurance commissions	105	45	60	133%	224	243	(19)	(8)%
Sales commissions	5,431	5,346	85	2%	10,113	9,951	162	2%
Interest expense	5,833	6,000	(167)	(3)%	11,693	12,005	(312)	(3)%
Other operating expenses	39,680	36,695	2,985	8%	87,135	83,619	3,516	4%
Total benefits and expenses	55,419	53,138	2,281	4%	119,172	116,068	3,104	3%
Income (loss) before income taxes	$5,525	$64	$5,461	*	$(817)	$(6,676)	$(5,859)	*

* Less than 1% or not meaningful.

Results for the Three Months Ended June 30, 2026

Total revenues. Total revenues increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to investment gains (losses) and net investment income. The increase in investment gains (losses) is largely due to more favorable market performance for equity securities in the 2026 period and $2.0 million of investment losses in the 2025 period related to the tender of bonds from a certain issuer that allowed us to reinvest the proceeds at current market interest rates rather than accept replacement bonds from the issuer at less favorable terms. Net investment income increased largely due to continued growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 4 (Investments) and Note 11 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increased professional fees and employee compensation.

Results for the Six Months Ended June 30, 2026

Total revenues. Total revenues increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the same factors as described in the three month comparison.

Total benefits and expenses. Total benefits and expenses increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increased professional fees.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of June 30, 2026, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix of fixed-maturity securities in our available-for-sale and trading securities investment portfolio (excluding short-term investments) were as follows:

	June 30, 2026	December 31, 2025
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.2 years	5.2 years
Average book yield of our fixed-maturity portfolio	4.43%	4.30%

The distribution of fixed-maturity securities in our available-for-sale and trading securities investment portfolio (excluding short-term investments) by rating were as follows:

	June 30, 2026		December 31, 2025
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$670,861	18%	$666,842	20%
AA	494,329	14%	503,652	15%
A	902,900	25%	805,885	24%
BBB	1,543,745	42%	1,377,969	40%
Below investment grade	31,080	*	36,627	1%
Not rated	1,421	*	444	*
Total	$3,644,336	100%	$3,391,419	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities available-for-sale and trading securities invested asset portfolio (excluding short-term investments) were as follows:

	June 30, 2026
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
ONEOK Inc.	$15,117	$15,455	$(338)	BBB
Province of Alberta Canada	14,568	15,022	(454)	AA-
Province of Ontario Canada	13,622	13,744	(122)	A+
Realty Income Corp	13,612	13,961	(349)	A-
T-Mobile US, Inc.	12,993	13,013	(20)	BBB
Manulife Financial Corp	12,884	13,277	(393)	A
Enbridge Inc.	12,046	12,349	(303)	BBB+
Morgan Stanley	12,038	11,973	65	BBB+
Oracle Corporation	11,738	12,891	(1,153)	BBB
Province of New Brunswick Canada	11,653	12,017	(364)	A+
Total – ten largest holdings	$130,271	$133,702	$(3,431)
Total – fixed-maturity securities	$3,504,058	$3,644,336
Percent of total fixed-maturity securities	4%	4%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of June 30, 2026, the Parent Company had cash, cash equivalents and available-for-sale securities of $587.4 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Six months ended June 30,		Change
	2026	2025	$
	(In thousands)
Net cash provided by (used in) operating activities	$350,610	$360,042	$(9,432)
Net cash provided by (used in) investing activities	(149,050)	(100,471)	(48,579)
Net cash provided by (used in) financing activities	(356,210)	(328,745)	(27,465)
Effect of foreign exchange rate changes on cash	(1,394)	2,551	(3,945)
Change in cash and cash equivalents	$(156,044)	$(66,623)	$(89,421)

Operating Activities. Cash flows provided by operating activities decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to timing differences in payments made for income tax remittances, partially offset by higher cash inflows from Investment and Savings Products segment income in the 2026 period. The largest timing difference resulted from a payment made in the first quarter of 2026 for a transferable federal tax credit that was used to offset estimated federal income tax payments in the fourth quarter of 2025. Also contributing to the change in cash flows provided by operating activities was the timing of purchases, maturities, and sales of financial instruments classified as trading securities.

Investing Activities. Cash flows used in investing activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our available-for-sale investment portfolio as well as a capital contribution made for a tax equity investment in the second quarter of 2026. For more information on the tax equity investment, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Financing Activities. Cash flows used in financing activities increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the increase in the size of our share repurchase program and higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of June 30, 2026, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of June 30, 2026, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of June 30, 2026. No events of default occurred during the three and six months ended June 30, 2026.

Rating Agencies. There have been no changes to Primerica, Inc.’s Senior Notes ratings or Primerica Life’s financial strength ratings since December 31, 2025.

Surplus Note. Vidalia Re issued a Surplus Note in exchange for the LLC Note as a part of the Vidalia Re Redundant Reserve Financing Transaction. The Surplus Note has a principal amount equal to the LLC Note and is scheduled to mature on December 31, 2030. For more information on the Surplus Note, see Note 11 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of June 30, 2026.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks. The Revolving Credit Facility, which had a previously-scheduled termination date of June 22, 2026, was renewed on June 2, 2026. The new termination date is June 2, 2031. As of June 30, 2026, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and six months ended June 30, 2026. For more information on the Revolving Credit Facility, see Note 11 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors contained in our 2025 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2026, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1 - 30, 2026	171,651	$268.02	171,617	$294,011,377
May 1 - 31, 2026	158,725	275.62	158,725	250,263,592
June 1 - 30, 2026	165,540	274.85	165,439	204,792,683
Total	495,916	$272.73	495,781	$204,792,683

(1)
Consists of repurchases of (a) 135 shares of common stock at an average price of $268.87 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Exhibit Number	Description	Reference
10.1	Second Amended and Restated Credit Agreement dated as of June 2, 2026	Incorporated by reference to Exhibit 10.1 to Primerica’s Current Report on Form 8-K filed June 2, 2026 (Commission File No.001-34680)
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Glenn J. Williams, Chief Executive Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Tracy X. Tan, Executive Vice President and Chief Financial Officer.	Filed with the Securities and Exchange Commission as part of this Quarterly Report.

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

Primerica, Inc.

August 6, 2026	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)