Form 10-Q
period 2026-09-30
Primerica, Inc.
filed 2026-11-05
CIK 1475922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 30,346,612 shares of common stock, $0.01 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2026	December 31, 2025
	(In thousands, except per-share amounts)
Assets:
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $3,561,027 in 2026 and $3,378,618 in 2025)	$3,281,333	$3,265,246
Fixed-maturity security held-to-maturity, at amortized cost (fair value: $951,399 in 2026 and $1,153,047 in 2025)	1,018,380	1,175,380
Equity securities, at fair value (historical cost: $20,689 in 2026 and $20,501 in 2025)	28,770	26,433
Trading securities, at fair value (cost: $32,743 in 2026 and $13,084 in 2025)	32,153	12,801
Policy loans and other invested assets	96,560	56,233
Total investments	4,457,196	4,536,093
Cash and cash equivalents	782,723	756,227
Accrued investment income	34,599	30,122
Reinsurance recoverables	2,287,256	2,564,952
Deferred policy acquisition costs, net	4,032,097	3,915,998
Agent balances, due premiums and other receivables	304,446	275,171
Intangible asset	45,275	45,275
Income taxes	139,269	177,302
Operating lease right-of-use assets	38,689	41,900
Other assets	254,037	387,776
Separate account assets	2,103,941	2,281,520
Total assets	$14,479,528	$15,012,336

Liabilities and stockholders’ equity:
Liabilities:
Future policy benefits	$6,286,925	$6,818,179
Unearned and advance premiums	15,720	15,521
Policy claims and other benefits payable	475,846	495,356
Other policyholders’ funds	343,618	356,427
Note payable	595,917	595,315
Surplus note	1,018,167	1,175,119
Income taxes	64,913	147,960
Operating lease liabilities	45,574	49,565
Other liabilities	622,128	546,596
Payable under securities lending	80,185	84,876
Separate account liabilities	2,103,941	2,281,520
Commitments and contingent liabilities (see Commitments and Contingent Liabilities note)
Total liabilities	11,652,934	12,566,434
Stockholders’ equity:
Common stock ($0.01 par value; authorized 500,000 shares in 2026 and 2025; issued and outstanding 30,502 shares in 2026 and 31,810 shares in 2025)	305	318
Paid-in capital	-	-
Retained earnings	2,527,210	2,416,149
Accumulated other comprehensive income (loss), net of income tax:
Effect of change in discount rate assumptions on the liability for future policy benefits	550,437	134,594
Unrealized foreign currency translation gains (losses)	(31,065)	(15,836)
Net unrealized investment gains (losses) on available-for-sale securities	(220,293)	(89,323)
Total stockholders’ equity	2,826,594	2,445,902
Total liabilities and stockholders’ equity	$14,479,528	$15,012,336

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Revenues:
Direct premiums	$876,839	$868,651	$2,625,838	$2,593,750
Ceded premiums	(423,209)	(414,104)	(1,280,348)	(1,258,034)
Net premiums	453,630	454,547	1,345,490	1,335,716
Commissions and fees	386,717	325,490	1,112,069	928,478
Investment income net of investment expenses	58,085	56,907	171,192	168,796
Interest expense on surplus note	(12,345)	(14,476)	(38,431)	(43,766)
Net investment income	45,740	42,431	132,761	125,030
Realized investment gains (losses)	222	170	(548)	(2,251)
Other investment gains (losses)	(391)	482	2,465	794
Investment gains (losses)	(169)	652	1,917	(1,457)
Other, net	15,736	16,732	47,177	50,261
Total revenues	901,654	839,852	2,639,414	2,438,028

Benefits and expenses:
Benefits and claims	167,452	172,152	486,034	499,507
Future policy benefits remeasurement (gain) loss	(11,833)	(23,114)	(24,248)	(32,282)
Amortization of deferred policy acquisition costs	86,592	81,498	255,979	240,091
Sales commissions	210,916	174,688	608,050	499,097
Insurance expenses	70,357	64,131	208,083	193,299
Insurance commissions	6,070	5,499	17,466	17,374
Interest expense	5,750	5,985	17,443	17,990
Other operating expenses	94,438	87,334	291,058	275,462
Total benefits and expenses	629,742	568,173	1,859,865	1,710,538
Income before income taxes	271,912	271,679	779,549	727,490
Income taxes	62,785	64,886	178,048	173,303
Net income	$209,127	$206,793	$601,501	$554,187

Earnings per share:
Basic earnings per share	$6.77	$6.36	$19.21	$16.81
Diluted earnings per share	$6.76	$6.35	$19.18	$16.79

Weighted-average shares used in computing earnings per share:
Basic	30,775	32,404	31,214	32,852
Diluted	30,820	32,451	31,258	32,898

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$209,127	$206,793	$601,501	$554,187
Other comprehensive income (loss) before income taxes:
Unrealized investment gains (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) on available-for-sale securities	(139,191)	41,133	(166,870)	87,852
Reclassification adjustment for investment (gains) losses included in net income	(222)	696	548	2,341
Effect of change in discount rate assumptions on the liability for future policy benefits	457,454	(107,417)	528,431	(170,463)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses)	(113)	(8,388)	(15,229)	12,576
Total other comprehensive income (loss) before income taxes	317,928	(73,976)	346,880	(67,694)
Income tax expense (benefit) related to items of other comprehensive income (loss)	68,058	(13,601)	77,236	(16,289)
Other comprehensive income (loss), net of income taxes	249,870	(60,375)	269,644	(51,405)
Total comprehensive income (loss)	$458,997	$146,418	$871,145	$502,782

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Equity
Common stock:
Balance, beginning of period	$309	$326	$318	$334
Repurchases of common stock	(4)	(5)	(14)	(14)
Net issuance of common stock	-	-	1	1
Balance, end of period	305	321	305	321

Paid-in capital:
Balance, beginning of period	-	-	-	-
Share-based compensation	4,996	6,035	24,203	25,096
Net issuance of common stock	-	-	(1)	(1)
Repurchases of common stock	(4,996)	(6,035)	(24,202)	(25,095)
Balance, end of period	-	-	-	-

Retained earnings:
Balance, beginning of period	2,473,436	2,270,995	2,416,149	2,231,483
Net income	209,127	206,793	601,501	554,187
Dividends	(37,062)	(33,819)	(112,659)	(102,764)
Repurchases of common stock	(118,291)	(124,219)	(377,781)	(363,156)
Balance, end of period	2,527,210	2,319,750	2,527,210	2,319,750

Accumulated other comprehensive income (loss), net of income tax:
Balance, beginning of period	49,209	36,194	29,435	27,224
Effect of change in discount rate assumptions on the liability for future policy benefits	359,641	(84,934)	415,843	(135,141)
Change in foreign currency translation adjustment	(113)	(8,388)	(15,229)	12,576
Change in net unrealized investment gains (losses) during the period	(109,658)	32,947	(130,970)	71,160
Balance, end of period	299,079	(24,181)	299,079	(24,181)

Total stockholders’ equity	$2,826,594	$2,295,890	$2,826,594	$2,295,890

Dividends declared per share	$1.20	$1.04	$3.60	$3.12

See accompanying notes to condensed consolidated financial statements.

PRIMERICA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine months ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$601,501	$554,187
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Change in future policy benefits and other policy liabilities	90,576	33,210
Deferral of policy acquisition costs	(377,387)	(407,712)
Amortization of deferred policy acquisition costs	255,979	240,091
Change in income taxes	(56,221)	(48,382)
Investment (gains) losses	(1,917)	1,457
Accretion and amortization of investments	(3,026)	(2,510)
Depreciation and amortization	12,248	14,337
Change in reinsurance recoverables	164,474	203,525
Change in agent balances, due premiums and other receivables	(27,226)	(18,479)
Trading securities sold, matured, called or (acquired), net	(19,672)	(9,610)
Share-based compensation	17,923	19,802
Change in other operating assets and liabilities, net	(15,254)	(16,982)
Net cash provided by (used in) operating activities	641,998	562,934

Cash flows from investing activities:
Available-for-sale investments sold, matured or called:
Fixed-maturity securities — sold	13,778	18,328
Fixed-maturity securities — matured or called	505,951	349,949
Short-term investments — matured or called	5,000	-
Equity securities — sold	-	26
Equity securities — matured or called	-	1,829
Available-for-sale investments acquired:
Fixed-maturity securities	(710,609)	(468,324)
Short-term investments	(4,950)	-
Equity securities — acquired	(189)	(169)
Purchases of property and equipment and other investing activities, net	(39,076)	(17,450)
Cash collateral received (returned) on loaned securities, net	(4,691)	18,501
Sales (purchases) of short-term investments using securities lending collateral, net	4,691	(18,501)
Cash received from redemption of deposit asset	131,418	-
Net cash provided by (used in) investing activities	(98,677)	(115,811)

Cash flows from financing activities:
Dividends paid	(112,659)	(102,764)
Common stock repurchased	(392,314)	(376,062)
Excise tax paid on common stock repurchased	(4,208)	(3,910)
Tax withholdings on share-based compensation	(6,079)	(8,697)
Finance leases	(176)	(205)
Net cash provided by (used in) financing activities	(515,436)	(491,638)
Effect of foreign exchange rate changes on cash	(1,389)	1,549
Change in cash and cash equivalents	26,496	(42,966)
Cash and cash equivalents, beginning of period	756,227	687,821
Cash and cash equivalents, end of period	$782,723	$644,855

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, generally consisting of normal recurring accruals, which are necessary to fairly present the balance sheets as of September 30, 2026 and December 31, 2025, the statements of income, comprehensive income (loss), and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Results of operations for interim periods are not necessarily indicative of results for the entire year or of the results to be expected in future periods.

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

(2) Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”), including the income tax expense or benefit allocated to each component, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Foreign currency translation adjustments:
Change in unrealized foreign currency translation gains (losses) before income taxes	$(113)	$(8,388)	$(15,229)	$12,576
Income tax expense (benefit) on unrealized foreign currency translation gains (losses)	-	-	-	-
Change in unrealized foreign currency translation gains (losses), net of income taxes	$(113)	$(8,388)	$(15,229)	$12,576
Unrealized gain (losses) on available-for-sale securities:
Change in unrealized holding gains (losses) arising during period before income taxes	$(139,191)	$41,133	$(166,870)	$87,852
Income tax expense (benefit) on unrealized holding gains (losses) arising during period	(29,708)	8,736	(35,467)	18,541
Change in unrealized holding gains (losses) on available-for-sale securities arising during period, net of income taxes	(109,483)	32,397	(131,403)	69,311

Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities	(222)	696	548	2,341
Income tax (expense) benefit on (gains) losses reclassified from accumulated OCI to net income	(47)	146	115	492
Reclassification from accumulated OCI to net income for (gains) losses realized on available-for-sale securities, net of income taxes	(175)	550	433	1,849
Change in unrealized gains (losses) on available-for-sale securities, net of income taxes and reclassification adjustment	$(109,658)	$32,947	$(130,970)	$71,160
Effect of change in discount rate assumptions on the LFPB:
Change in effect in discount rate assumptions on the LFPB before income taxes	$457,454	$(107,417)	$528,431	$(170,463)
Income tax expense (benefit) on the effect of change in discount rate
assumptions on the LFPB from accumulated OCI to net income	97,813	(22,483)	112,588	(35,322)
Change in effect in discount rate assumptions on the LFPB, net of income taxes	$359,641	$(84,934)	$415,843	$(135,141)

(3) Segment Information

Segments. We have two primary operating segments — Term Life Insurance and Investment and Savings Products. We also have a Corporate and Other Distributed Products segment. For more information on our segments, see Note 4 (Segment and Geographical Information) to our consolidated financial statements in our 2025 Annual Report.

Income (loss) before income taxes by segment, including significant expense categories, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment:
Total revenues	$461,567	$463,301	$1,369,807	$1,362,975
Benefits and expenses:
Benefits and claims	161,658	168,319	473,083	488,287
Future policy benefits remeasurement (gain) loss	(9,491)	(23,392)	(21,913)	(32,537)
Amortization of DAC	85,031	79,876	251,265	235,184
Insurance expenses	69,191	63,058	204,589	189,919
Insurance commissions	2,485	2,755	6,750	7,641
Total benefits and expenses	308,874	290,616	913,774	888,494
Income before income taxes	$152,693	$172,685	$456,033	$474,481

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Investment and Savings Products segment:
Total revenues	$378,026	$318,788	$1,089,189	$907,898
Expenses:
Amortization of DAC	1,308	1,355	3,946	4,060
Insurance commissions	3,477	3,485	10,384	10,229
Sales commissions:
Sales-based	98,767	82,867	289,751	243,069
Asset-based	106,518	87,337	302,555	241,593
Other operating expenses:
Fees based on client asset values	15,590	12,285	43,370	34,604
Fees based on fee-generating positions	10,361	10,341	32,035	33,766
Other expenses	27,951	26,896	87,979	85,662
Total expenses	263,972	224,566	770,020	652,983
Income before income taxes	$114,054	$94,222	$319,169	$254,915

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Corporate and Other Distributed Products segment:
Total revenues	$62,061	$57,763	$180,418	$167,155
Benefits and expenses:
Benefits and claims	5,794	3,833	12,951	11,220
Future policy benefits remeasurement (gain) loss	(2,342)	278	(2,335)	255
Amortization of DAC	253	267	768	847
Insurance expenses	1,166	1,073	3,494	3,380
Insurance commissions	108	(741)	332	(496)
Sales commissions	5,631	4,484	15,744	14,435
Interest expense	5,750	5,985	17,443	17,990
Other operating expenses	40,536	37,812	127,674	121,430
Total benefits and expenses	56,896	52,991	176,071	169,061
Income (loss) before income taxes	$5,165	$4,772	$4,347	$(1,906)

The following table reconciles segment revenues to total revenues and segment income (loss) before income taxes to total income before income taxes in the unaudited condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenues:
Term Life Insurance segment	$461,567	$463,301	$1,369,807	$1,362,975
Investment and Savings Products segment	378,026	318,788	1,089,189	907,898
Corporate and Other Distributed Products segment	62,061	57,763	180,418	167,155
Total revenues	$901,654	$839,852	$2,639,414	$2,438,028

Income (loss) before income taxes:
Term Life Insurance segment	$152,693	$172,685	$456,033	$474,481
Investment and Savings Products segment	114,054	94,222	319,169	254,915
Corporate and Other Distributed Products segment	5,165	4,772	4,347	(1,906)
Total income before income taxes	$271,912	$271,679	$779,549	$727,490

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

(4) Investments

Available-for-sale Securities. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (“AFS”) securities were as follows:

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$10,713	$-	$(265)	$10,448
Foreign government	155,176	224	(10,581)	144,819
States and political subdivisions	134,308	5	(17,870)	116,443
Corporates	2,231,538	3,438	(158,633)	2,076,343
Residential mortgage-backed securities	713,401	51	(81,885)	631,567
Commercial mortgage-backed securities	84,847	15	(8,295)	76,567
Other asset-backed securities	231,044	116	(6,014)	225,146
Total fixed-maturity securities	$3,561,027	$3,849	$(283,543)	$3,281,333

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available-for-sale, carried at fair value:
Fixed-maturity securities:
U.S. government and agencies	$9,814	$65	$(137)	$9,742
Foreign government	173,732	1,587	(6,286)	169,033
States and political subdivisions	136,996	953	(11,017)	126,932
Corporates	2,042,691	27,386	(74,204)	1,995,873
Residential mortgage-backed securities	687,149	5,892	(47,176)	645,865
Commercial mortgage-backed securities	92,035	120	(7,123)	85,032
Other asset-backed securities	236,201	816	(4,248)	232,769
Total fixed-maturity securities	$3,378,618	$36,819	$(150,191)	$3,265,246

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

The scheduled maturity distribution of the AFS fixed-maturity securities portfolio as of September 30, 2026 was as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$322,727	$321,478
Due after one year through five years	852,699	808,597
Due after five years through 10 years	629,568	583,551
Due after 10 years	726,741	634,427
	2,531,735	2,348,053
Mortgage- and asset-backed securities	1,029,292	933,280
Total AFS fixed-maturity securities	$3,561,027	$3,281,333

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

The LLC is a VIE as its owner does not have an equity investment at risk that is sufficient to permit the LLC to finance its activities without Vidalia Re or Hannover Re. The Parent Company, Primerica Life, and Vidalia Re share the power to direct the activities of the LLC with Hannover Re, but they do not have the obligation to absorb losses or the right to receive any residual returns related to the LLC’s primary risks or sources of variability. Through the credit enhancement feature, Hannover Re is the ultimate risk taker in this transaction and bears the obligation to absorb the LLC’s losses in the event of a Surplus Note default in exchange for the fee. Accordingly, the Company is not the primary beneficiary of the LLC and does not consolidate the LLC within its unaudited condensed consolidated financial statements. Hannover Re’s financial strength rating by A.M. Best Company, Inc. (“AM Best”) was A+ as of September 30, 2026.

The LLC Note is classified as a held-to-maturity debt security in the Company’s invested asset portfolio as we have the positive intent and ability to hold the security until maturity. As of September 30, 2026, the LLC Note had an estimated unrealized holding loss of $67.0 million based on its amortized cost and estimated fair value. The estimated fair value of the LLC Note is expected to be at least equal to the estimated fair value of the offsetting Surplus Note.

As of September 30, 2026 and December 31, 2025, no credit losses have been recognized on the LLC Note.

Investments on Deposit with Governmental Authorities. As required by law, we have investments on deposit with governmental authorities and banks for the protection of policyholders. The fair value of investments on deposit was $6.3 million and $8.2 million as of September 30, 2026 and December 31, 2025, respectively.

Securities Lending Transactions. We participate in securities lending transactions with broker-dealers and other financial institutions to increase investment income with minimal risk. We require minimum collateral on securities loaned equal to 102% of the fair value of the loaned securities. We accept collateral in the form of securities, which we are not able to sell or encumber, and to the extent the collateral declines in value below 100%, we require additional collateral from the borrower. Any securities collateral received is not reflected in our unaudited condensed consolidated balance sheets. We also accept collateral in the form of cash, all of which we reinvest. For loans involving unrestricted cash collateral, the collateral is reported as an asset with a corresponding liability representing our obligation to return the collateral. We continue to carry the loaned securities as invested assets in our unaudited condensed consolidated balance sheets during the terms of the loans, and we do not report them as sales. Cash collateral received and reinvested was $80.2 million and $84.9 million as of September 30, 2026 and December 31, 2025, respectively.

Net Investment Income. The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Fixed-maturity securities (available-for-sale)	$40,767	$35,218	$119,294	$103,077
Fixed-maturity security (held-to-maturity)	12,345	14,476	38,431	43,766
Equity securities	330	318	982	947
Policy loans and other invested assets	701	611	1,574	2,125
Cash, cash equivalents and short-term investments	5,943	6,340	16,971	18,818
Total return on deposit asset underlying 10% coinsurance agreement (1)	-	1,980	-	6,286
Gross investment income	60,086	58,943	177,252	175,019
Investment expenses	(2,001)	(2,036)	(6,060)	(6,223)
Investment income net of investment expenses	58,085	56,907	171,192	168,796
Interest expense on surplus note	(12,345)	(14,476)	(38,431)	(43,766)
Net investment income	$45,740	$42,431	$132,761	$125,030

(1)
Includes $0.3 million and $1.0 million of net gains (losses) recognized for the change in fair value of the deposit asset underlying the 10% coinsurance agreement for the three and nine months ended September 30, 2025, respectively. There were no net gains (losses) recognized for the three and nine months ended September 30, 2026 as the deposit asset was redeemed effective January 1, 2026. See Note 5 (Fair Value of Financial Instruments) for more information.

The components of investment gains (losses), as well as details on gross realized investment gains (losses) and other investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Realized investment gains (losses):
Gross gains from sales, maturities and calls of available-for-sale fixed-maturity securities	$323	$215	$525	$643
Gross losses from sales, maturities and calls of available-for-sale fixed-maturity securities	(101)	(45)	(1,073)	(2,118)
Gross losses from sales, maturities and calls of equity securities	-	-	-	(776)
Net realized investment gains (losses):	222	170	(548)	(2,251)
Other investment gains (losses):
Credit losses impairment of available-for-sale securities	-	(866)	-	(866)
Market gains (losses) recognized in net income during the period on equity securities	(557)	1,245	2,149	1,471
Gains (losses) from equity method investments	165	79	303	139
Gains (losses) from bifurcated options	(5)	18	(1)	33
Gains (losses) on trading securities	6	6	14	17
Other investment gains (losses):	(391)	482	2,465	794
Investment gains (losses)	$(169)	$652	$1,917	$(1,457)

The proceeds from sales or other redemptions of AFS securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Proceeds from sales or other redemptions	$224,514	$131,236	$524,729	$368,277

Accrued Interest. Accrued interest is recorded in accordance with the contractual interest schedule of the underlying security. In the event of default, the Company’s policy is to no longer accrue interest on these securities and to write off any remaining accrued interest. As a result, the Company has made the policy election to not record an allowance for credit losses on accrued interest.

Credit Losses for AFS Fixed-maturity Securities. The following tables summarize all AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2026 and December 31, 2025, aggregated by major security type and by length of time such securities have continuously been in an unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$8,106	$(149)	$2,342	$(116)
Foreign government	64,917	(2,201)	65,577	(8,380)
States and political subdivisions	22,973	(1,637)	91,033	(16,233)
Corporates	1,134,100	(50,979)	741,451	(107,654)
Residential mortgage-backed securities	354,675	(16,960)	271,620	(64,925)
Commercial mortgage-backed securities	5,681	(62)	64,313	(8,233)
Other asset-backed securities	119,788	(2,255)	56,576	(3,759)
Total fixed-maturity securities	$1,710,240	$(74,243)	$1,292,912	$(209,300)

	December 31, 2025
	Less than 12 months		12 months or longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Fixed-maturity securities:
U.S. government and agencies	$-	$-	$5,867	$(137)
Foreign government	41,809	(1,307)	59,087	(4,979)
States and political subdivisions	6,321	(159)	98,912	(10,858)
Corporates	233,831	(3,593)	901,906	(70,611)
Residential mortgage-backed securities	72,537	(463)	316,741	(46,713)
Commercial mortgage-backed securities	2,471	(26)	71,490	(7,097)
Other asset-backed securities	24,950	(485)	88,159	(3,763)
Total fixed-maturity securities	$381,919	$(6,033)	$1,542,162	$(144,158)

The amortized cost of AFS securities with a cost basis in excess of their fair values was $3,286.7 million and $2,074.3 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, no allowance for credit losses was recorded for AFS securities. The allowance for credit losses for AFS securities was $0.7 million as of December 31, 2025. Substantially all of the unrealized losses were the result of change in market interest rates compared to the date the securities were acquired rather than the credit quality of the securities, and we had no present intention to dispose of them as of the respective balance sheet dates.

We did not recognize any credit losses on AFS securities for the three and nine months ended September 30, 2026 in the unaudited condensed consolidated statements of income. We recognized $0.9 million for credit losses on AFS securities for both the three and nine months ended September 30, 2025 in the unaudited condensed consolidated statements of income. When we recognize credit losses on securities, it is due to either: (i) our intent to sell them (unless the securities are sold and the loss is realized during the same quarter when we designate the securities as intend to sell) or (ii) information becomes available indicating that we do not expect to receive the impaired security’s contractual cash flows when contractually due such that the present value of the impaired security’s expected cash flows is less than the security’s amortized cost. Available information may include adverse credit events, such as news of an impending filing for bankruptcy; analyses of the issuer’s most recent financial statements or other information indicating that significant liquidity deficiencies, significant losses and large declines in capitalization exist; and analyses of rating agency information for issuances with severe ratings downgrades indicating a significant increase in the possibility of default. Credit losses recognized due to our intent to sell a security are recorded as a reduction to its amortized cost. Credit losses recognized because the present value of expected cash flows of a security are lower than its amortized cost are recorded in the allowance for credit losses.

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

The carrying value of the 2026 Tax Equity Investment, net of amortization, was $40.5 million as of September 30, 2026 and is included in Policy loans and other invested assets in our unaudited condensed consolidated balance sheets. During the second quarter of 2026, we paid $22.0 million in capital contributions for the 2026 Tax Equity Investment. We have recognized our remaining funding commitment of $88.0 million as of September 30, 2026 in Other liabilities in our unaudited condensed consolidated balance sheets. We expect to fulfill our remaining funding commitment in either late 2026 or early 2027.

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

During the three and nine months ended September 30, 2026, the Company recognized income tax benefits of $26.3 million and $76.6 million, respectively, which were offset by amortization of the 2026 Tax Equity Investment recognized within Income tax expense of $23.7 million and $69.4 million, respectively. There was no non-income tax-related activity from the 2026 Tax Equity Investment during the three and nine months ended September 30, 2026.

Derivatives. We have a deferred loss related to closed forward contracts, which were settled several years ago, that were used to mitigate our exposure to foreign currency exchange rates that resulted from the net investment in our Canadian operations. The amount of deferred loss included in accumulated other comprehensive income (loss) was $26.4 million as of each of September 30, 2026 and December 31, 2025. These deferred losses will not be recognized until such time as we sell or substantially liquidate our Canadian operations, although we have no such intention.

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

The estimated fair value and hierarchy classifications for assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$10,448	$-	$10,448
Foreign government	-	144,819	-	144,819
States and political subdivisions	-	116,443	-	116,443
Corporates	2,555	2,073,788	-	2,076,343
Mortgage- and asset-backed securities:
Residential mortgage-backed securities	-	631,567	-	631,567
Commercial mortgage-backed securities	-	76,567	-	76,567
Other asset-backed securities	-	225,146	-	225,146
Total available-for-sale fixed-maturity securities	2,555	3,278,778	-	3,281,333
Equity securities	28,770	-	-	28,770
Trading securities	-	32,153	-	32,153
Cash and cash equivalents	782,723	-	-	782,723
Separate accounts	-	2,103,941	-	2,103,941
Total fair value assets	$814,048	$5,414,872	$-	$6,228,920
Fair value liabilities:
Separate accounts	$-	$2,103,941	$-	$2,103,941
Total fair value liabilities	$-	$2,103,941	$-	$2,103,941

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Fair value assets:
Available-for-sale fixed-maturity securities:
U.S. government and agencies	$-	$9,742	$-	$9,742
Foreign government	-	169,033	-	169,033
States and political subdivisions	-	126,932	-	126,932
Corporates	3,748	1,992,125	-	1,995,873
Mortgage-and asset-backed securities:
Residential mortgage-backed securities	-	645,865	-	645,865
Commercial mortgage-backed securities	-	83,456	1,576	85,032
Other asset-backed securities	-	232,769	-	232,769
Total available-for-sale fixed-maturity securities	3,748	3,259,922	1,576	3,265,246
Equity securities	26,433	-	-	26,433
Trading securities	-	12,801	-	12,801
Cash and cash equivalents	756,227	-	-	756,227
Separate accounts	-	2,281,520	-	2,281,520
Total fair value assets	$786,408	$5,554,243	$1,576	$6,342,227
Fair value liabilities:
Separate accounts	$-	$2,281,520	$-	$2,281,520
Total fair value liabilities	$-	$2,281,520	$-	$2,281,520

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

The rollforward of the Level 3 assets measured at fair value on a recurring basis was as follows:

	Three months ended September 30,		Nine months ended September 30, (1)
	2026	2025	2026	2025
	(In thousands)
Level 3 assets, beginning of period	$-	$-	$1,576	$1,543
Net unrealized gains (losses) included in other comprehensive income (loss)	-	-	(55)	-
Investment gains (losses) and accretion (amortization) recognized in earnings	-	-	(885)	(714)
Purchases	-	3,000	12,500	3,000
Sales	-	-	(691)	-
Settlements	-	-	-	(829)
Transfers out of Level 3	-	-	(12,445)	-
Level 3 assets, end of period	$-	$3,000	$-	$3,000
(1)
Transfers of investments that enter and exit Level 3 in different quarters within the same fiscal year are not eliminated until the full year amounts are presented.

We obtain independent pricing quotes based on observable inputs as of the end of the reporting period for all securities in Level 2. Those inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, market bids/offers, quoted prices for similar instruments in markets that are not active, and other relevant data. We monitor these inputs for market indicators, industry and economic events. Transfers of investments that enter and exit Level 3 in different quarters within the same year are not eliminated until the full year amounts are presented. Such transfers within the same year generally include purchases of new debt issuances during the quarter that do not yet have independent pricing quotes available as of the end of the quarter but are transferred to Level 2 when independent pricing quotes become available the next quarter within the same year. There were no material transfers into or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2026		December 31, 2025
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Assets:
Fixed-maturity securities (available-for-sale)	$3,281,333	$3,281,333	$3,265,246	$3,265,246
Fixed-maturity security (held-to-maturity) (1)	1,018,380	951,399	1,175,380	1,153,047
Equity securities	28,770	28,770	26,433	26,433
Trading securities	32,153	32,153	12,801	12,801
Policy loans (1)	48,216	48,216	47,583	47,583
Deposit asset underlying 10% coinsurance agreement (1)(2)	-	-	131,418	131,418
Separate accounts	2,103,941	2,103,941	2,281,520	2,281,520
Liabilities:
Note payable (3)(4)	$595,917	$518,040	$595,315	$543,461
Surplus note (1)(3)	1,018,167	950,871	1,175,119	1,150,995
Separate accounts	2,103,941	2,103,941	2,281,520	2,281,520

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

Details on in-force life insurance were as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Direct life insurance in-force	$970,659,139	$969,529,768
Amounts ceded to other companies	(827,676,252)	(827,832,374)
Net life insurance in-force	$142,982,887	$141,697,394
Percentage of reinsured life insurance in-force	85%	85%

Benefits and claims ceded to reinsurers during the three and nine months ended September 30, 2026 were $305.1 million and $1,035.3 million, respectively, compared to $284.2 million and $1,016.8 million, respectively, for the three and nine months ended September 30, 2025.

Reinsurance recoverables include ceded policy benefit reserve balances, ceded claim liabilities, and ceded claims paid that have not been reimbursed. The Company allocated reinsurance recoverables estimated at the cohort level to individual reinsurers for disclosure purposes. Reinsurance recoverables estimated by reinsurer and the financial strength ratings of those reinsurers were as follows:

	September 30, 2026		December 31, 2025
	Reinsurance recoverables	AM Best rating	Reinsurance recoverables	AM Best rating
	(In thousands)
Swiss Re Life & Health America Inc. (IPO coinsurance) (1)	$1,770,331	A+	$1,976,512	A+
Munich Re of Malta (1)(2)	177,455	NR	200,362	NR
American Health and Life Insurance Company (1)	107,199	B++	121,666	B++
SCOR Global Life Reinsurance Companies (3)	99,106	A	119,615	A
Swiss Re Life & Health America Inc. (4)	48,389	A+	44,726	A+
RGA Reinsurance Company	41,509	A+	40,043	A+
Korean Reinsurance Company	31,750	A	30,372	A
All other reinsurers	13,146	-	33,151	-
Allowance for credit losses	(1,629)		(1,495)
Reinsurance recoverables	$2,287,256		$2,564,952

NR – not rated by AM Best

(1)
Reinsurance recoverables include balances ceded under coinsurance transactions of term life insurance policies that were in-force as of December 31, 2009. Amounts shown are net of their share of the reinsurance recoverable from other reinsurers. Arrangements with these reinsurers include collateral trust agreements held in support of reinsurance recoverables.
(2)
Entity is rated AA by S&P as of September 30, 2026.
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

The rollforward of the allowance for credit losses on reinsurance recoverables were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$1,534	$1,182	$1,495	$1,215
Current period (benefit) provision for expected credit losses	95	(44)	134	(77)
Balance, at the end of period	$1,629	$1,138	$1,629	$1,138

(7) Deferred Policy Acquisition Costs

The balances and activity in DAC were as follows:

	Nine Months Ended		Year ended
	September 30, 2026		December 31, 2025
	(In thousands)
	Term Life Insurance	Segregated Funds (Canada)	Term Life Insurance	Segregated Funds (Canada)
DAC balance, beginning of period	$3,845,442	$55,139	$3,608,599	$55,303
Capitalization	381,661	2,007	540,952	2,547
Amortization	(251,265)	(3,946)	(316,411)	(5,381)
Foreign exchange translation and other	(9,732)	(1,857)	12,302	2,670
DAC balance, at the end of period	$3,966,106	$51,343	$3,845,442	$55,139

Reconciliation of DAC by product was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$3,966,106	$3,845,442
Segregated Funds (Canada)	51,343	55,139
Other	14,648	15,417
Total DAC, net	$4,032,097	$3,915,998

There were no material changes to the judgments, assumptions and methods used to amortize DAC during the nine months ended September 30, 2026 and 2025.

(8) Separate Accounts

The following table represents the fair value of assets supporting separate accounts by major investment category:

	September 30, 2026	December 31, 2025
	(In thousands)
Fixed-income securities	$567,021	$620,931
Equity securities	1,533,050	1,595,934
Cash and cash equivalents	40,206	69,952
Due to/from funds	(36,358)	(5,318)
Other	22	21
Total separate account assets	$2,103,941	$2,281,520

The following table represents the balances of and changes in separate account liabilities:

	Nine Months Ended	Year ended
	September 30, 2026	December 31, 2025
	(In thousands)
Separate account liabilities balance, beginning of period	$2,281,520	$2,209,287
Premiums, deposits and transfers	115,716	174,693
Surrenders, withdrawals and transfers	(311,318)	(424,337)
Investment performance	137,391	273,108
Management fees and other charges	(43,131)	(59,942)
Foreign exchange translation	(76,237)	108,711
Separate account liabilities balance, end of period	$2,103,941	$2,281,520
Cash surrender value	$2,079,347	$2,250,638

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

(9) Policy Claims and Other Benefits Payable

Changes in policy claims and other benefits payable were as follows:

	Nine months ended September 30,
	2026	2025
	(In thousands)
Policy claims and other benefits payable, beginning of period	$495,356	$488,350
Less reinsured policy claims and other benefits payable	529,936	518,210
Net balance, beginning of period	(34,580)	(29,860)
Incurred related to current year	202,362	193,665
Incurred related to prior years (1)	(4,138)	(139)
Total incurred	198,224	193,526
Claims paid related to current year, net of reinsured policy claims received	(249,780)	(246,890)
Reinsured policy claims received related to prior years, net of claims paid	56,293	45,617
Total paid	(193,487)	(201,273)
Foreign currency translation	(336)	150
Net balance, end of period	(30,179)	(37,457)
Add reinsured policy claims and other benefits payable	506,025	515,242
Balance, end of period	$475,846	$477,785
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

(10) Future Policy Benefits

The following tables summarize balances and changes in the present value of expected net premiums and the present value of expected future policy benefits underlying the LFPB:

	Nine Months Ended	Year ended
	September 30, 2026	December 31, 2025
	(In thousands)
Present Value of Expected Net Premiums	Term Life Insurance
Balance at then current discount rate, beginning of period	$14,067,204	$13,854,794
Balance at original discount rate, beginning of period	14,051,078	14,233,996
Effect of changes in cash flow assumptions	(184,399)	(354,521)
Effect of actual variances from expected experience	(300,080)	(384,313)
Adjusted balance, beginning of period	13,566,599	13,495,162
Issuances	1,194,227	1,651,384
Interest accrual at original discount rate	464,587	627,419
Net premiums collected	(1,335,655)	(1,770,529)
Foreign currency translation	(37,725)	47,642
Expected net premiums at original discount rate, end of period	13,852,033	14,051,078
Effect of changes in discount rate assumptions	(811,235)	16,126
Expected net premiums at then current discount rate, end of period	$13,040,798	$14,067,204

Present Value of Expected Future Policy Benefits
Balance at then current discount rate, beginning of period	$20,681,705	$20,155,487
Balance at original discount rate, beginning of period	20,742,060	20,763,900
Effect of changes in cash flow assumptions	(231,410)	(436,663)
Effect of actual variances from expected experience	(353,913)	(426,822)
Adjusted balance, beginning of period	20,156,737	19,900,415
Issuances	1,192,546	1,655,501
Interest accrual at original discount rate	717,444	958,540
Benefit payments	(1,360,196)	(1,846,085)
Foreign currency translation	(57,310)	73,689
Expected future policy benefits at original discount rate, end of period	20,649,221	20,742,060
Effect of changes in discount rate assumptions	(1,504,542)	(60,355)
Expected future policy benefits at then current discount rate, end of period	$19,144,679	$20,681,705

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
	Term Life Insurance
LFPB	$6,103,881	$6,614,501
Less: reinsurance recoverables	2,274,323	2,550,187
Net LFPB, after reinsurance recoverables	$3,829,558	$4,064,314
Weighted-average duration of net LFPB (in years)	8.5	8.3

We recognized a remeasurement gain of approximately $9 million and $23 million during the three months ended September 30, 2026 and 2025, respectively, and $22 million and $33 million during the nine months ended September 30, 2026 and 2025, respectively, for the Term Life Insurance segment, with a corresponding decrease to the LFPB, net of reinsurance. The remeasurement gains reflected changes to the actuarial cash flow assumptions underlying the LFPB estimate, net of reinsurance, based on our annual assumption reviews of approximately $3 million and $18 million exclusively during the three months ended September 30, 2026 and 2025, respectively. We realized experience variances of approximately $6 million and $5 million during the three months ended September 30, 2026 and 2025, respectively, and $19 million and $15 million during the nine months ended September 30, 2026 and 2025, respectively.

Our annual actuarial assumption review was performed during the third quarter of 2026 and included analyzing experience studies based on the Company’s own data and comparing actual to expected cash flow variances by policy cohort. Actuarial judgment was also used since prior historical experience may not fully reflect future expected experience.

In 2026, we continued to observe higher overall lapse rates compared to our actuarial assumption for policies sold in the U.S. that are within the level premium term period. Given the continuation of this trend from prior periods, we adjusted our lapse assumptions higher, most notably in the early durations of our policy cohorts. The impact of increasing lapse assumptions during the period generally results in a remeasurement gain as the reserves needed for future policy benefits are reduced. However, the overall remeasurement gain recognized by increasing lapse assumptions during the three months ended September 2026 was partially offset by reduced lapse assumptions specific to certain later durations of initial term policies where experience indicated that such adjustments were appropriate.

Additionally, in 2026, we have continued to observe lower overall actual mortality experience compared to the actuarial assumptions in our Term Life Insurance segment. As a result, we adjusted our mortality assumptions for certain U.S. population subsets where we observed credible experience of mortality variances versus our previous long-term assumptions. The magnitude of the change in mortality assumptions during the 2026 annual actuarial assumption review was more modest than the mortality assumption reductions made during the third quarter of 2025.

During the three and nine months ended September 30, 2026, the remeasurement gains recognized for experience variances are primarily attributable to both overall higher policy lapse rates and overall lower mortality, consistent with the experience described above.

We also performed our annual reviews of LFPB assumptions for our closed block of non-term life insurance included in the Corporate and Other Distributed Products segment. Based on these reviews, we recognized a remeasurement gain of $2 million during the three months ended September 30, 2026 and a remeasurement loss of less than $1 million during the three months ended September 30, 2025.

Discount rates, while a material assumption to our LFPB, are not part of the assumption-setting process since they are updated quarterly based on observable rates. There have been no changes in the compilation of data sources used for this input.

Losses recognized as a result of capping the net premium ratio at 100% were immaterial during the three and nine months ended September 30, 2026 and 2025.

The following table reconciles the LFPB to the unaudited condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$6,103,881	$6,614,501
Other	183,044	203,678
Total	$6,286,925	$6,818,179

The following table reconciles the reinsurance recoverables to the unaudited condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(In thousands)
Term Life Insurance	$2,274,323	$2,550,187
Other	12,933	14,765
Total	$2,287,256	$2,564,952

The amount of discounted (using the then current discount rate) and undiscounted expected gross premiums and expected future benefit payments were as follows:

	September 30, 2026		December 31, 2025
	(In thousands)
Term Life Insurance
	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$33,946,505	$19,144,679	$34,009,893	$20,681,706
Expected future gross premiums	$39,058,823	$25,360,675	$39,384,920	$27,195,943

The amount of revenue and interest recognized in our unaudited condensed consolidated statements of income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance
Gross premiums	$872,573	$864,047	$2,613,380	$2,580,396
Interest accretion (expense)	$(84,677)	$(83,320)	$(252,857)	$(247,934)

The weighted-average discount rates were as follows:

	September 30, 2026	December 31, 2025
Term Life Insurance
Original discount rate	4.98%	5.00%
Current discount rate	6.58%	5.72%

There were no changes to the methods used to determine the discount rates during the nine months ended September 30, 2026 and the twelve months ended December 31, 2025.

(11) Debt

Notes Payable. As of September 30, 2026, the Company had outstanding $600.0 million of publicly-traded, senior unsecured notes (the “Senior Notes”) that are scheduled to mature on November 19, 2031 and bear interest at an annual interest rate of 2.80%. As of September 30, 2026, we were in compliance with the covenants of the Senior Notes. No events of default occurred on the Senior Notes during the three and nine months ended September 30, 2026.

Further discussion on the Company’s Senior Notes is included in Note 12 (Debt) to our consolidated financial statements within our 2025 Annual Report.

Surplus Note. As of September 30, 2026, the principal amount outstanding on the Surplus Note issued by Vidalia Re was $1.0 billion, which is equal to the principal amount of the LLC Note. The principal amounts of the Surplus Note and the LLC Note have reached their peaks and are expected to decrease over time to coincide with the amount of policy reserves being contractually supported under the Vidalia Re Coinsurance Agreement. Both the LLC Note and the Surplus Note mature on December 31, 2030 and bear interest at an annual interest rate of 4.50%. This financing arrangement is non-recourse to the Parent Company and Primerica Life, meaning that neither of these companies has guaranteed the Surplus Note or is otherwise liable for reimbursement for any payments triggered by the LLC Note’s credit enhancement feature. The Parent Company has agreed to support Vidalia Re’s obligation to pay the credit enhancement fee incurred on the LLC Note.

Further discussion on the Company’s LLC Note is included in Note 4 (Investments).

Revolving Credit Facility. We maintain an unsecured $200.0 million revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility, which had a previously-scheduled termination date of June 22, 2026, was renewed on June 2, 2026. The new termination date is June 2, 2031. Amounts outstanding under the Revolving Credit Facility are borrowed, at our discretion, on the basis of either a Secured Overnight Financing Rate (“SOFR”) rate loan, or a base rate loan. SOFR rate loans bear interest at a periodic rate equal to one-, three-, or six-month Term SOFR, plus an applicable margin. Base rate loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) one-month Term SOFR plus 1.00%, plus an applicable margin. The Revolving Credit Facility also permits the issuance of letters of credit. The applicable margins are based on our debt rating with such margins for SOFR rate loans and letters of credit ranging from 1.000% to 1.625% per annum and for base rate loans ranging from 0.000% to 0.625% per annum. Under the Revolving Credit Facility, we incur a commitment fee that is payable quarterly in arrears and is determined by our debt rating. This commitment fee ranges from 0.080% to 0.225% per annum of the aggregate amount of the $200.0 million commitment of the lenders under the Revolving Credit Facility that remains undrawn. During the three and nine months ended September 30, 2026, no amounts were outstanding under the Revolving Credit Facility, and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2026.

(12) Stockholders’ Equity

The following table shows changes in the number of shares of our outstanding common stock:

	Nine months ended September 30,
	2026	2025
	(In thousands)
Common stock, beginning of period	31,810	33,368
Shares of common stock issued when sales restrictions on restricted stock units (“RSUs”) lapsed and performance-based stock units (“PSUs”) were earned	142	120
Common stock retired	(1,450)	(1,412)
Common stock, end of period	30,502	32,076

The above table excludes RSUs, director deferred shares, and PSUs, which do not have voting rights. As sales restrictions on RSUs lapse and PSUs are earned, we issue common shares with voting rights. As of September 30, 2026, we had a total of 182,709 RSUs and director deferred shares outstanding and 40,520 PSUs outstanding. The PSU outstanding balance is based on the number of PSUs granted pursuant to the award agreements; however, the actual number of common shares earned could be higher or lower based on actual versus targeted performance. See Note 14 (Share-Based Transactions) for discussion of the PSU award structure.

On November 19, 2025, our Board of Directors (“Board”) authorized, and the Company announced, a share repurchase program for up to $475.0 million of our outstanding common stock for purchases from November 19, 2025 through December 31, 2026 (the “Share Repurchase Program”). Under the Share Repurchase Program, we repurchased 1,426,179 shares of our common stock in the open market for an aggregate purchase price of $392.3 million through September 30, 2026. Approximately $82.7 million remains available for repurchases of our outstanding common stock under the Share Repurchase Program as of September 30, 2026.

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

The calculation of basic and diluted EPS was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except per-share amounts)
Basic EPS:
Numerator:
Net income	$209,127	$206,793	$601,501	$554,187
Income attributable to unvested participating securities	(728)	(678)	(2,036)	(1,837)
Net income used in calculating basic EPS	$208,399	$206,115	$599,465	$552,350
Denominator:
Weighted-average vested shares	30,775	32,404	31,214	32,852
Basic EPS	$6.77	$6.36	$19.21	$16.81

Diluted EPS:
Numerator:
Net income	$209,127	$206,793	$601,501	$554,187
Income attributable to unvested participating securities	(727)	(678)	(2,033)	(1,835)
Net income used in calculating diluted EPS	$208,400	$206,115	$599,468	$552,352
Denominator:
Weighted-average vested shares	30,775	32,404	31,214	32,852
Dilutive effect of incremental shares to be issued for contingently-issuable shares	45	47	44	46
Weighted-average shares used in calculating diluted EPS	30,820	32,451	31,258	32,898
Diluted EPS	$6.76	$6.35	$19.18	$16.79

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

The impact of equity awards granted under the OIP are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Equity awards expense recognized	$2,371	$4,325	$17,923	$19,802
Equity awards expense deferred	2,625	1,714	6,280	5,294

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

The following table summarizes non-cash share-based compensation expense by segment included in net income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment	$669	$437	$3,309	$2,658
Investment and Savings Products segment	970	721	4,124	2,608
Corporate and Other Distributed Products segment	732	3,167	10,490	14,536
Total non-cash share-based compensation expense	$2,371	$4,325	$17,923	$19,802

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

The disaggregation of our revenues from contracts with customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Term Life Insurance segment revenues:
Other, net	$11,066	$12,189	$33,584	$37,155
Total segment revenues from contracts with customers	11,066	12,189	33,584	37,155
Revenues from sources other than contracts with customers	450,501	451,112	1,336,223	1,325,820
Total Term Life Insurance segment revenues	$461,567	$463,301	$1,369,807	$1,362,975

Investment and Savings Products segment revenues:
Commissions and fees
Sales-based revenues	$140,822	$118,637	$412,686	$345,841
Asset-based revenues	196,432	158,681	555,538	439,624
Account-based revenues	24,514	24,420	72,251	73,008
Other, net	3,429	3,445	10,026	10,013
Total segment revenues from contracts with customers	365,197	305,183	1,050,501	868,486
Revenues from sources other than contracts with customers (segregated funds we underwrite)	12,829	13,605	38,688	39,412
Total Investment and Savings Products segment revenues	$378,026	$318,788	$1,089,189	$907,898

Corporate and Other Distributed Products segment revenues:
Commissions and fees	$12,120	$10,147	$32,906	$30,593
Other, net	1,241	1,098	3,567	3,093
Total segment revenues from contracts with customers	13,361	11,245	36,473	33,686
Revenues from sources other than contracts with customers	48,700	46,518	143,945	133,469
Total Corporate and Other Distributed Products segment revenues	$62,061	$57,763	$180,418	$167,155

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

Activity in the renewal commissions receivable account was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$52,650	$56,815	$54,321	$58,079
Commissions revenue	6,685	4,830	17,321	15,906
Less: collections	(5,986)	(6,207)	(18,293)	(18,547)
Balance, at the end of period	$53,349	$55,438	$53,349	$55,438

Incremental costs to obtain or fulfill contracts, most notably sales commissions to the independent sales representatives, are not incurred prior to the recognition of the related revenue. Therefore, we have no assets recognized for incremental costs to obtain or fulfill contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of Primerica, Inc. (the “Parent Company”) and its subsidiaries (collectively, “we”, “us” or the “Company”) for the period from December 31, 2025 to September 30, 2026. As a result, the following discussion should be read in conjunction with MD&A and the consolidated financial statements and notes thereto that are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). This discussion contains forward-looking statements that constitute our plans, estimates and beliefs. These forward-looking statements involve numerous risks and uncertainties, including, but not limited to, those discussed under the heading “Risk Factors” in the 2025 Annual Report and in Item 1A of this Report. Actual results may differ materially from those contained in any forward-looking statements.

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

The continuation of economic pressures within middle-income families, particularly younger generations, may be adversely impacting persistency and demand for term life insurance policies. In the first nine months of 2026, overall policy lapse rates of term life insurance products remained above long-term historical levels and sales of new term life insurance policies were lower versus the comparable period in 2025.

Meanwhile, favorable demographic trends, robust client demand, expanded product offerings, and strong equity market performance in recent periods have provided significant momentum for our Investment and Savings Products (“ISP”) business. Despite volatility in the first half of 2026, positive equity market performance from 2024 through 2025 and through the first nine months of 2026 has beneficially influenced product sales and client asset values that drive revenue in the ISP segment.

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

The rise in market interest rates since the COVID-19 pandemic have driven the majority of unrealized losses that have accumulated in our investment portfolio from fixed-maturity securities purchased when long-term interest rates were at historical lows. In addition, interest rate increases in the third quarter of 2026 have contributed to higher unrealized losses in our investment portfolio at September 30, 2026 compared to the end of 2025. We have not recognized losses caused by interest rate volatility in the income statement for securities that we have no present intention to dispose of and we have the ability to hold these investments until maturity or a market price recovery. Elevated interest rates have also led to increases in net investment income as we are able to earn higher returns on our new fixed-maturity securities purchases and cash balances.

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

Details on recruiting and life-licensed independent sales representative activity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
New recruits	90,818	101,156	257,381	282,947
New life-licensed independent sales representatives	10,722	12,482	32,311	37,724

The decrease in the number of new recruits during the three months and nine months ended September 30, 2026 compared to the same periods in 2025 was likely attributable to a combination of factors that included broad economic conditions and uncertainty as well as a modestly smaller population of independent sales force representatives actively recruiting.

New life-licensed independent sales representatives decreased during the three and nine months ended September 30, 2026 compared to the same periods in 2025, largely due to the decline in new recruits in recent periods.

The size of the life-licensed independent sales force was as follows:

	September 30, 2026	December 31, 2025
Life-licensed independent sales representatives, at period end	147,058	151,524

The number of life-licensed independent sales representatives as of September 30, 2026 was lower compared to December 31, 2025 as the number of new life-licensed representatives did not keep pace with the level of agent non-renewal and termination activity experienced during the first nine months of 2026.

Term Life Insurance Face Amount In-Force and Product Sales.

The changes in the face amount of our in-force book of term life insurance policies were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2026	% of beginning balance	2025	% of beginning balance	2026	% of beginning balance	2025	% of beginning balance
	(Dollars in millions)
Face amount in-force, beginning of period	$967,905		$968,312		$967,612		$953,583
Net change in face amount:
Issued face amount	25,708	3%	27,067	3%	79,124	8%	85,814	9%
Terminations	(24,862)	(3)%	(26,159)	(3)%	(74,085)	(8)%	(75,934)	(8)%
Foreign currency	(79)	*	(2,196)	*	(3,979)	*	3,561	*
Net change in face amount	767	*	(1,288)	*	1,060	*	13,441	1%
Face amount in-force, end of period	$968,672		$967,024		$968,672		$967,024

* Less than 1%.

The face amount of term life insurance policies in-force increased for the three and nine months ended September 30, 2026 as the face amount issued exceeded the face amount terminated. Issued face amount decreased during the 2026 periods compared to the same periods in 2025 primarily due to the decrease in the number of new policies issued as discussed below. Policy terminations also decreased during the 2026 periods compared to the same periods in 2025. During the 2026 periods and the three months ended September 30, 2025, the strengthening of the U.S. dollar in relation to the Canadian dollar unfavorably impacted the translated face amount in-force, whereas a stronger Canadian dollar relative to the U.S. dollar contributed to an increase in the face amount in-force during the nine months ended September 30, 2025.

The average number of life-licensed independent sales representatives and the number of term life insurance policies issued, as well as the average monthly rate of new policies issued per life-licensed independent sales representative, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average number of life-licensed independent sales representatives	147,919	152,494	149,167	152,218
Number of new policies issued	73,813	79,379	226,771	255,644
Average monthly rate of new policies issued per life-licensed independent sales representative	0.17	0.17	0.17	0.19

The average number of life-licensed independent sales representatives decreased for the three and nine months ended September 30, 2026 from the same periods in 2025 as a result of the agent licensing activity discussed above.

New policies issued during the three and nine months ended September 30, 2026 decreased compared to the same periods in 2025, which we believe is attributable to the lower level of newly life-licensed independent sales representatives as well as macro level uncertainty that challenged demand for new policies.

Investment and Savings Product Sales, Asset Values and Accounts/Positions.

Investment and savings product sales were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Product sales:
U.S. retail mutual funds	$1,398	$1,298	$100	8%	$4,341	$3,860	$481	12%
Canada retail mutual funds - with up-front sales commissions	211	186	25	13%	645	575	70	12%
Annuities and other	1,578	1,253	325	26%	4,495	3,635	860	24%
Total sales-based revenue generating product sales	3,187	2,737	450	16%	9,481	8,070	1,411	17%
Managed accounts	910	717	193	27%	2,635	1,948	687	35%
Canada retail mutual funds - no up-front sales commissions	261	245	16	7%	857	760	97	13%
Segregated funds	47	13	34	262%	121	42	79	188%
Total product sales	$4,405	$3,712	$693	19%	$13,094	$10,820	$2,274	21%

The rollforward of asset values in client accounts was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2026	% of beginning balance	2025	% of beginning balance	2026	% of beginning balance	2025	% of beginning balance
	(Dollars in millions)
Asset values, beginning of period	$140,042		$120,224		$128,892		$112,082
Net change in asset values:
Inflows	4,405	3%	3,712	3%	13,094	10%	10,820	10%
Redemptions	(3,998)	(3)%	(3,348)	(3)%	(11,929)	(9)%	(9,430)	(8)%
Net flows	407	*	364	*	1,165	*	1,390	1%
Change in fair value, net	(819)	*	6,562	5%	10,243	8%	12,790	11%
Foreign currency, net	(15)	*	(357)	*	(685)	*	531	*
Net change in asset values	(427)	*	6,569	5%	10,723	8%	14,711	13%
Asset values, end of period	$139,615		$126,793		$139,615		$126,793

* Less than 1%.

Average client asset values were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Average client asset values:
U.S. retail mutual funds	$63,837	$58,410	$5,427	9%	$62,126	$55,794	$6,332	11%
Canada retail mutual funds	19,134	16,452	2,682	16%	18,507	15,387	3,120	20%
Annuities and other	35,672	32,189	3,483	11%	34,538	30,795	3,743	12%
Managed accounts	19,206	13,759	5,447	40%	17,718	12,488	5,230	42%
Segregated funds	2,304	2,307	(3)	*	2,303	2,239	64	3%
Total average client asset values	$140,153	$123,117	$17,036	14%	$135,192	$116,703	$18,489	16%

* Less than 1%.

Average number of fee-generating positions was as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	Positions	%	2026	2025	Positions	%
	(Positions in thousands)
Average number of fee-generating positions (1):
Recordkeeping and custodial	2,497	2,448	49	2%	2,482	2,435	47	2%
Recordkeeping only	952	902	50	6%	938	893	45	5%
Total average number of fee-generating positions	3,449	3,350	99	3%	3,420	3,328	92	3%

(1)
We receive transfer agent recordkeeping fees by mutual fund positions. An individual client account may include multiple mutual fund positions. We may also receive fees, which are earned on a per account basis, for custodial services that we provide to clients with retirement plan accounts that hold positions in these mutual funds.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Three Months Ended September 30, 2026

Product sales. Investment and savings product sales increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The growth in product sales was driven by our clients’ strong demand for retirement savings products, positive investor sentiment, and the effect of enhanced product offerings we have rolled out in recent years. Specifically, variable annuity product sales continued to grow as the guarantees offered by these products are more appealing to investors given strong equity market performance, expanded product offerings, and elevated interest rates. These trends have been further aided by the growing population of investors who are reaching retirement age and seeking the protection provided by annuity products. In addition, managed accounts product sales increased, fueled by continued strength in investor demand for these products as well as the expansion of investment strategies offered on our advisory platform. U.S. retail mutual fund sales experienced steady growth that was also boosted by sales force initiatives emphasizing the benefits of long-term investing.

Rollforward of client asset values. Ending client asset values decreased modestly during the three months ended September 30, 2026 as the decrease due to market value changes exceeded positive net flows. Ending client asset values increased during the three months ended September 30, 2025 primarily due to strong market performance.

Average client asset values. Average client asset values increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily driven by the year-over-year cumulative effect of strong market performance and net client asset inflows.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the continued cumulative effect of retail mutual fund sales in recent periods that led to an increase in the number of retail mutual fund positions serviced on our transfer agent recordkeeping platform.

Changes in Investment and Savings Product Sales, Asset Values and Accounts/Positions During the Nine Months Ended September 30, 2026

Product sales. Investment and savings product sales increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Rollforward of client asset values. Ending client asset values increased during the nine months ended September 30, 2026 and 2025 primarily due to strong market performance during both periods.

Average client asset values. Average client asset values increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Average number of fee-generating positions. The average number of fee-generating positions was higher during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

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

Results of Operations

Primerica, Inc. and Subsidiaries Results. Our results of operations were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$876,839	$868,651	$8,188	*	$2,625,838	$2,593,750	$32,088	1%
Ceded premiums	(423,209)	(414,104)	9,105	2%	(1,280,348)	(1,258,034)	22,314	2%
Net premiums	453,630	454,547	(917)	*	1,345,490	1,335,716	9,774	*
Commissions and fees	386,717	325,490	61,227	19%	1,112,069	928,478	183,591	20%
Investment income net of investment expenses	58,085	56,907	1,178	2%	171,192	168,796	2,396	1%
Interest expense on surplus note	(12,345)	(14,476)	(2,131)	(15)%	(38,431)	(43,766)	(5,335)	(12)%
Net investment income	45,740	42,431	3,309	8%	132,761	125,030	7,731	6%
Realized investment gains (losses)	222	170	52	*	(548)	(2,251)	1,703	*
Other investment gains (losses)	(391)	482	(873)	*	2,465	794	1,671	*
Investment gains (losses)	(169)	652	(821)	*	1,917	(1,457)	3,374	*
Other, net	15,736	16,732	(996)	(6)%	47,177	50,261	(3,084)	(6)%
Total revenues	901,654	839,852	61,802	7%	2,639,414	2,438,028	201,386	8%

Benefits and expenses:
Benefits and claims	167,452	172,152	(4,700)	(3)%	486,034	499,507	(13,473)	(3)%
Future policy benefits remeasurement (gain) loss	(11,833)	(23,114)	(11,281)	*	(24,248)	(32,282)	(8,034)	*
Amortization of DAC	86,592	81,498	5,094	6%	255,979	240,091	15,888	7%
Sales commissions	210,916	174,688	36,228	21%	608,050	499,097	108,953	22%
Insurance expenses	70,357	64,131	6,226	10%	208,083	193,299	14,784	8%
Insurance commissions	6,070	5,499	571	10%	17,466	17,374	92	*
Interest expense	5,750	5,985	(235)	(4)%	17,443	17,990	(547)	(3)%
Other operating expenses	94,438	87,334	7,104	8%	291,058	275,462	15,596	6%
Total benefits and expenses	629,742	568,173	61,569	11%	1,859,865	1,710,538	149,327	9%
Income before income taxes	271,912	271,679	233	*	779,549	727,490	52,059	7%
Income taxes	62,785	64,886	(2,101)	(3)%	178,048	173,303	4,745	3%
Net income	$209,127	$206,793	$2,334	1%	$601,501	$554,187	$47,314	9%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2026

Total revenues. Total revenues increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher commissions and fees earned in our Investment and Savings Products segment and net investment income in our Corporate and Other Distributed Products segment. Further discussion related to revenue movements are discussed in detail in the Segment Results section below.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 largely due to higher sales commissions in our Investment and Savings Products segment. Also contributing to the year-over-year increase were higher other operating expenses and insurance expenses in the 2026 period compared to the 2025 period primarily due to higher growth-related costs, technology investments, and employee compensation. In addition, there was higher amortization of DAC in our Term Life Insurance segment during the 2026 period compared to the 2025 period. The increases in total benefits and expenses were also impacted by a lower remeasurement gain in our Term Life Insurance segment. Further discussion related to benefits and expenses movements are discussed in detail in the Segment Results section below.

Income taxes. The effective income tax rate was 23.1% for the three months ended September 30, 2026 compared to the effective income tax rate of 23.9% for the three months ended September 30, 2025. The decrease in the effective income tax rate during the 2026 period was primarily driven by a decrease in the estimated annual effective tax rate due to the expected realization of federal income tax benefits in 2026 related to the tax equity investment that occurred in the second quarter of 2026, net of the related investment amortization. For more information on the tax equity investment and its impact on income taxes, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Results for the Nine Months Ended September 30, 2026

Total revenues. Total revenues increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison, in addition to an increase in net premiums in our Term Life Insurance segment and investment gains in our Corporate and Other Distributed Products segment.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Income taxes. The effective income tax rate was 22.8% for the nine months ended September 30, 2026 compared to the effective income tax rate of 23.8% for the nine months ended September 30, 2025. The decrease in the effective income tax rate during the 2026 period was primarily due to the same factor as described in the three month comparison.

For additional information, see the Segment Results discussions below.

Segment Results

Term Life Insurance Segment. Our results for the Term Life Insurance segment were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$872,573	$864,047	$8,526	*	$2,613,380	$2,580,396	$32,984	1%
Ceded premiums	(422,072)	(412,935)	9,137	2%	(1,277,157)	(1,254,576)	22,581	2%
Net premiums	450,501	451,112	(611)	*	1,336,223	1,325,820	10,403	*
Other, net	11,066	12,189	(1,123)	(9)%	33,584	37,155	(3,571)	(10)%
Total revenues	461,567	463,301	(1,734)	*	1,369,807	1,362,975	6,832	*
Benefits and expenses:
Benefits and claims	161,658	168,319	(6,661)	(4)%	473,083	488,287	(15,204)	(3)%
Future policy benefits remeasurement (gain) loss	(9,491)	(23,392)	(13,901)	*	(21,913)	(32,537)	(10,624)	*
Amortization of DAC	85,031	79,876	5,155	6%	251,265	235,184	16,081	7%
Insurance expenses	69,191	63,058	6,133	10%	204,589	189,919	14,670	8%
Insurance commissions	2,485	2,755	(270)	(10)%	6,750	7,641	(891)	(12)%
Total benefits and expenses	308,874	290,616	18,258	6%	913,774	888,494	25,280	3%
Income before income taxes	$152,693	$172,685	$(19,992)	(12)%	$456,033	$474,481	$(18,448)	(4)%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2026

Net premiums. Direct premiums increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business compared to the prior year period. Higher ceded premiums exceeded the increase in direct premiums, which resulted in a slight decline in net premiums year over year. The increase in ceded premiums in the current year period was largely driven by $16.6 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, partially offset by $7.5 million of lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Higher ceded premiums for YRT reinsurance as noted above contributed to the decrease in benefits and claims expense. As the Company cedes higher premiums to YRT reinsurers, it also cedes higher future policy benefits reserves to the YRT reinsurers, which effectively offsets the net amount of benefits and claims expense recognized.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and represents the impact of long-term assumption changes made during the third quarters of 2026 and 2025 in connection with the annual assumption reviews as well as differences in experience variances that occurred in each period. The future policy benefits remeasurement gain in the 2026 period was largely due to lower reserves benefiting from overall elevated lapse experience and better mortality compared to our future policy benefit reserve assumptions. The remeasurement gain in the 2025 period was primarily due to a larger assumption change for better mortality as well as experience variances recognized for lower mortality and elevated lapses. Refer to Note 10 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to growth in the in-force book of business compared to the prior year period.

Insurance expenses. Insurance expenses increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher technology investments, premium growth-related costs, and employee compensation.

Results for the Nine Months Ended September 30, 2026

Net premiums. Direct premiums increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 largely due to the layering effect of new policy sales that contributed to growth in the in-force book of business compared to the prior year period. The increase in direct premiums was mostly offset by higher ceded premiums, which resulted in a modest increase in net premiums during the nine months ended September 30, 2026 versus the comparable period in 2025. The increase in ceded premiums in the current year period was largely driven by $33.9 million in higher non-level YRT reinsurance ceded premiums as business not subject to the IPO coinsurance transactions ages, partially offset by $11.3 million of lower coinsurance ceded premiums due to the run-off of business subject to the IPO coinsurance transactions.

Benefits and claims. Benefits and claims decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Future policy benefits remeasurement (gain) loss. Future policy benefits remeasurement gain decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the lower magnitude of assumption changes made in 2026 versus 2025 as described in the three month comparison. The future policy benefits remeasurement gain recognized in both periods also included experience variances due to overall elevated lapses and better mortality. Refer to Note 10 (Future Policy Benefits) to our unaudited condensed consolidated financial statements included elsewhere in this report for further details.

Amortization of DAC. Amortization of DAC increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factor as described in the three month comparison.

Insurance expenses. Insurance expenses increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Investment and Savings Products Segment. Investment and Savings Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Commissions and fees:
Sales-based revenues	$140,822	$118,637	$22,185	19%	$412,686	$345,841	$66,845	19%
Asset-based revenues	209,261	172,286	36,975	21%	594,226	479,036	115,190	24%
Account-based revenues	24,514	24,420	94	*	72,251	73,008	(757)	(1)%
Other, net	3,429	3,445	(16)	*	10,026	10,013	13	*
Total revenues	378,026	318,788	59,238	19%	1,089,189	907,898	181,291	20%
Expenses:
Amortization of DAC	1,308	1,355	(47)	(3)%	3,946	4,060	(114)	(3)%
Insurance commissions	3,477	3,485	(8)	*	10,384	10,229	155	2%
Sales commissions:
Sales-based	98,767	82,867	15,900	19%	289,751	243,069	46,682	19%
Asset-based	106,518	87,337	19,181	22%	302,555	241,593	60,962	25%
Other operating expenses	53,902	49,522	4,380	9%	163,384	154,032	9,352	6%
Total expenses	263,972	224,566	39,406	18%	770,020	652,983	117,037	18%
Income before income taxes	$114,054	$94,222	$19,832	21%	$319,169	$254,915	$64,254	25%

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2026

Commissions and fees. Commissions and fees increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily driven by higher asset-based revenues and sales-based revenues. Higher asset-based revenues were driven by an increase in average client assets in the 2026 period compared to the same period in 2025 as well as a higher mix of assets under management that earn higher asset-based commissions, namely managed accounts and Canadian mutual funds sold under the principal distributor model. The increase in sales-based revenue was largely the result of strong growth in product sales for variable annuities and U.S. retail mutual funds.

Sales commissions. The increases in asset-based commissions and sales-based commissions for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 were largely in line with the increases in asset-based revenues and sales-based revenues, respectively.

Other operating expenses. Other operating expenses for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 largely due to higher variable growth-related costs.

Results for the Nine Months Ended September 30, 2026

Commissions and fees. Commissions and fees increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

Sales commissions. The increases in asset-based commissions and sales-based commissions for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were primarily due to the same factors as described in the three month comparison.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 largely due to the same factors as described in the three month comparison.

Corporate and Other Distributed Products Segment. Corporate and Other Distributed Products segment results were as follows:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(Dollars in thousands)
Revenues:
Direct premiums	$4,266	$4,604	$(338)	(7)%	$12,458	$13,354	$(896)	(7)%
Ceded premiums	(1,137)	(1,169)	(32)	(3)%	(3,191)	(3,458)	(267)	(8)%
Net premiums	3,129	3,435	(306)	(9)%	9,267	9,896	(629)	(6)%
Commissions and fees	12,120	10,147	1,973	19%	32,906	30,593	2,313	8%
Investment income net of investment expenses	58,085	56,907	1,178	2%	171,192	168,796	2,396	1%
Interest expense on surplus note	(12,345)	(14,476)	(2,131)	(15)%	(38,431)	(43,766)	(5,335)	(12)%
Net investment income	45,740	42,431	3,309	8%	132,761	125,030	7,731	6%
Realized investment gains (losses)	222	170	52	*	(548)	(2,251)	1,703	*
Other investment gains (losses)	(391)	482	(873)	*	2,465	794	1,671	*
Investment gains (losses)	(169)	652	(821)	*	1,917	(1,457)	3,374	*
Other, net	1,241	1,098	143	13%	3,567	3,093	474	15%
Total revenues	62,061	57,763	4,298	7%	180,418	167,155	13,263	8%
Benefits and expenses:
Benefits and claims	5,794	3,833	1,961	51%	12,951	11,220	1,731	15%
Future policy benefits remeasurement (gain) loss	(2,342)	278	(2,620)	*	(2,335)	255	(2,590)	*
Amortization of DAC	253	267	(14)	(5)%	768	847	(79)	(9)%
Insurance expenses	1,166	1,073	93	9%	3,494	3,380	114	3%
Insurance commissions	108	(741)	849	*	332	(496)	828	*
Sales commissions	5,631	4,484	1,147	26%	15,744	14,435	1,309	9%
Interest expense	5,750	5,985	(235)	(4)%	17,443	17,990	(547)	(3)%
Other operating expenses	40,536	37,812	2,724	7%	127,674	121,430	6,244	5%
Total benefits and expenses	56,896	52,991	3,905	7%	176,071	169,061	7,010	4%
Income (loss) before income taxes	$5,165	$4,772	$393	8%	$4,347	$(1,906)	$6,253	*

* Less than 1% or not meaningful.

Results for the Three Months Ended September 30, 2026

Total revenues. Total revenues increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to net investment income, which increased largely due to continued growth of the invested asset portfolio. Investment income net of investment expenses includes interest earned on our held-to-maturity asset, which is offset by interest expense on the surplus note (“Surplus Note”), thereby eliminating any impact on net investment income. Amounts recognized for each line item will remain offsetting and will fluctuate from period to period along with the principal amounts of the held-to-maturity asset and the Surplus Note based on the balance of reserves being contractually supported under a redundant reserve financing transaction used by Vidalia Re, Inc. (“Vidalia Re”). For more information on the Surplus Note, see Note 4 (Investments) and Note 11 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Total benefits and expenses. Total benefits and expenses increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to increased other operating expenses. The increase in other operating expenses is primarily due to higher professional services fees and technology investments. The year over year change in benefits and claims expense combined with the change in the remeasurement gain (loss) was insignificant for the closed block of non-term life insurance products reported in our Corporate and Other Distributed products segment.

Results for the Nine Months Ended September 30, 2026

Total revenues. Total revenues increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison as well as an increase in investment gains (losses). The increase in investment gains (losses) is largely due to more favorable market performance for equity securities in the 2026 period and $2.0 million of investment losses in the 2025 period related to the tender of bonds from a certain issuer that allowed us to reinvest the proceeds at current market interest rates rather than accept replacement bonds from the issuer at less favorable terms.

Total benefits and expenses. Total benefits and expenses increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the same factors as described in the three month comparison.

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

We follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To meet business needs and mitigate risks, our investment guidelines provide restrictions on our portfolio’s composition, including limits on asset type, per issuer limits, credit quality limits, portfolio duration, limits on the amount of investments in approved countries and permissible security types. We also manage and monitor our allocation of investments to limit the accumulation of any disproportionate concentrations of risk among industry sectors or issuer countries outside of the U.S. and Canada. In addition, as of September 30, 2026, we did not hold any country of issuer concentrations outside of the U.S. or Canada that represented more than 5% of the fair value of our available-for-sale invested asset portfolio or any industry concentrations of corporate bonds that represented more than 10% of the fair value of our available-for-sale invested asset portfolio.

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

Details on asset mix of fixed-maturity securities in our available-for-sale and trading securities investment portfolio (excluding short-term investments) were as follows:

	September 30, 2026	December 31, 2025
Average rating of our fixed-maturity portfolio	A	A
Average duration of our fixed-maturity portfolio	5.3 years	5.2 years
Average book yield of our fixed-maturity portfolio	4.51%	4.30%

The distribution of fixed-maturity securities in our available-for-sale and trading securities investment portfolio (excluding short-term investments) by rating were as follows:

	September 30, 2026		December 31, 2025
	Amortized cost (1)%		Amortized cost (1)%
	(Dollars in thousands)
AAA	$683,297	19%	$666,842	20%
AA	486,622	14%	503,652	15%
A	895,503	25%	805,885	24%
BBB	1,483,053	41%	1,377,969	40%
Below investment grade	43,285	1%	36,627	1%
Not rated	1,420	*	444	*
Total	$3,593,180	100%	$3,391,419	100%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

* Less than 1%.

The ten largest holdings within our fixed-maturity securities available-for-sale and trading securities invested asset portfolio (excluding short-term investments) were as follows:

	September 30, 2026
Issuer	Fair value	Amortized cost (1)	Unrealized gain (loss)	Credit rating
	(Dollars in thousands)
Province of Alberta Canada	$13,957	$15,010	$(1,053)	AA-
Province of Ontario Canada	13,162	13,768	(606)	A+
T-Mobile US, Inc.	12,540	13,022	(482)	BBB+
Devon Energy Corporation	11,577	11,902	(325)	BBB+
Jefferies Financial Group Inc.	11,539	12,817	(1,278)	BBB
Enbridge Inc.	11,506	12,341	(835)	BBB+
Manulife Financial Corp	11,424	12,218	(794)	A
Intact Financial Corporation	10,910	11,306	(396)	A+
KKR & Co. Inc.	10,835	11,609	(774)	A
Parker-Hannifin Corporation	10,702	11,382	(680)	BBB+
Total – ten largest holdings	$118,152	$125,375	$(7,223)
Total – fixed-maturity securities	$3,313,486	$3,593,180
Percent of total fixed-maturity securities	4%	3%
(1)
Includes trading securities at carrying value and available-for-sale securities (excluding short-term investments) at amortized cost.

For additional information on our invested asset portfolio, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

Dividends and other payments to the Parent Company from its subsidiaries are our principal sources of cash. The amount of dividends paid by the subsidiaries is dependent on their capital needs to fund future growth and applicable regulatory restrictions. The primary uses of funds by the Parent Company include the payments of stockholder dividends, interest on note payable, general operating expenses, and income taxes, as well as repurchases of shares of our common stock outstanding. As of September 30, 2026, the Parent Company had cash, cash equivalents and available-for-sale securities of $599.8 million.

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

Cash Flows. The components of the changes in cash and cash equivalents were as follows:

	Nine months ended September 30,		Change
	2026	2025	$
	(In thousands)
Net cash provided by (used in) operating activities	$641,998	$562,934	$79,064
Net cash provided by (used in) investing activities	(98,677)	(115,811)	17,134
Net cash provided by (used in) financing activities	(515,436)	(491,638)	(23,798)
Effect of foreign exchange rate changes on cash	(1,389)	1,549	(2,938)
Change in cash and cash equivalents	$26,496	$(42,966)	$69,462

Operating Activities. Cash flows provided by operating activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher cash inflows from Investment and Savings Products segment income in the 2026 period. In addition, operating cash flows from our Term Life Insurance segment were higher primarily due to the lower level of policy acquisition costs incurred in the 2026 period compared to the 2025 period. Also contributing to the change in cash flows provided by operating activities was the timing of purchases, maturities, and sales of financial instruments classified as trading securities.

Investing Activities. Cash flows used in investing activities decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our invested asset portfolio. This decrease was partially offset by a capital contribution made for a tax equity investment in the 2026 period. For more information on the tax equity investment, see Note 4 (Investments) to our unaudited condensed consolidated financial statements included elsewhere in this report.

Financing Activities. Cash flows used in financing activities increased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the increase in the size of our share repurchase program and higher per share stockholder dividend payments.

Risk-Based Capital (“RBC”). The National Association of Insurance Commissioners (“NAIC”) has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (the “RBC Model Act”) that has been adopted by the insurance regulatory authorities. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk; insurance risk; interest rate risk and business risk. The capital requirement for each is determined by applying factors that vary based upon the degree of risk to various asset, premiums and policy benefit reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. As of September 30, 2026, our U.S. life insurance subsidiaries maintained statutory capital and surplus substantially in excess of the applicable regulatory requirements and remain well positioned to support existing operations and fund future growth.

In Canada, an insurer’s minimum capital requirement is overseen by the Office of the Superintendent of Financial Institutions (“OSFI”) and determined as the sum of the capital requirements for six categories of risk: asset default risk; mortality/morbidity/lapse/expense risks; changes in interest rate environment risk; operational risk; segregated funds risk; and foreign exchange risk. As of September 30, 2026, Primerica Life Canada was in compliance with Canada’s minimum capital requirements as defined by OSFI.

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

Note Payable. The Company has $600.0 million of publicly-traded Senior Notes outstanding issued at a price of 99.55% with an annual interest rate of 2.80%, payable semi-annually in arrears on May 19 and November 19. The Senior Notes are scheduled to mature on November 19, 2031. We were in compliance with the covenants of the Senior Notes as of September 30, 2026. No events of default occurred during the three and nine months ended September 30, 2026.

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

Off-Balance Sheet Arrangements. We have no transactions, agreements or other contractual arrangements to which an entity unconsolidated with the Company is a party, under which the Company maintains any off-balance sheet obligations or guarantees as of September 30, 2026.

Credit Facility Agreement. We maintain an unsecured $200.0 million Revolving Credit Facility with a syndicate of commercial banks. The Revolving Credit Facility, which had a previously-scheduled termination date of June 22, 2026, was renewed on June 2, 2026. The new termination date is June 2, 2031. As of September 30, 2026, no amounts were outstanding under the Revolving Credit Facility and we were in compliance with its covenants. Furthermore, no events of default occurred under the Revolving Credit Facility during the three and nine months ended September 30, 2026. For more information on the Revolving Credit Facility, see Note 11 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The risk factors contained in our 2025 Annual Report are incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2026, we repurchased shares of our common stock as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2026	130,700	$306.70	130,700	$164,706,993
August 1 - 31, 2026	124,803	308.51	124,779	126,211,424
September 1 - 30, 2026	151,605	286.91	151,605	82,714,433
Total	407,108	$299.89	407,084	$82,714,433

(1)
Consists of repurchases of (a) 24 shares of common stock at an average price of $313.52 arising from share-based compensation tax withholdings and (b) open market repurchases of shares of common stock under the share repurchase program approved by our Board of Directors.
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

ITEM 5. OTHER INFORMATION.

Trading Plans

During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Primerica, Inc.

November 5, 2026	/s/ Tracy X. Tan
Tracy X. Tan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)